Form 10-K
period 2013-12-31
Blue Capital Reinsurance Holdings Ltd.
filed 2014-03-07
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-36169

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-1120002
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

94 Pitts Bay Road

Pembroke, Bermuda   HM 08

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (441) 278-5004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $1.00 per share (“Common Shares”)	New York Stock Exchange and Bermuda Stock Exchange

Securities registered pursuant to Section 12(g) of the Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for Common Shares. The registrant’s Common Shares began trading on The New York Stock Exchange on November 6, 2013.

As of March 3, 2014, 8,750,000 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Blue Capital Reinsurance Holdings Ltd.’s Annual General Meeting of Shareholders, to be held May 14, 2014, is incorporated by reference in Part III of this Report on Form 10-K to the extent described therein.

PART I

FORWARD LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements within the meaning of the United States (the “U.S.”) federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside our control. See “Risk Factors” contained in Item 1A herein for specific important factors that could cause actual results to differ materially from those contained in forward looking statements. You can identify forward-looking statements in this Report on Form 10-K by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, our dividend policy and expected dividend payout, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Form10-K as a result of various factors, including, among others:

•                                        the fact that we have little operating history;

•                                        the possibility of severe or unanticipated losses from natural and man-made catastrophes, including those that may result from changes in climate conditions, including global temperatures and expected sea levels;

•                                        the effectiveness of our loss limitation methods;

•                                        our dependence on our Chief Executive Officer and interim Chief Financial Officer and our service providers;

•                                        our ability to effectively execute our business plan and any new ventures that we may enter into;

•                                        acceptance of our business strategy, security and financial condition by regulators, brokers and insureds;

•                                        failure by any service provider to carry out its obligations to us in accordance with the terms of its appointment;

•                                        conflicts of interest that could result from our relationships and potential overlaps in business with related parties, including Montpelier Re Holdings Ltd. and its subsidiaries;

•                                        the cyclical nature of the property catastrophe insurance and reinsurance industry;

•                                        the availability of capital and financing, including our ability to raise more equity capital and our ability to release capital from existing obligations to redeploy annually;

•                                        the levels of new and renewal business achieved;

•                                        the availability of opportunities to increase writings in our core property and specialty insurance and reinsurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities;

•                                        the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques;

•                                        the accuracy of those estimates and judgments used in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, asset valuations, contingencies and litigation which, for a new reinsurance company like us, are even more difficult to make than those made in a mature company because of limited historical information;

•                                        the inherent uncertainties of establishing reserves for loss and loss adjustment expenses (“LAE”) and unanticipated adjustments to premium estimates;

•                                        changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•                                        general economic and market conditions, including inflation, volatility in the credit and capital markets, interest rates and foreign currency exchange rates, and conditions specific to the insurance and reinsurance markets in which we operate;

•                                        changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business;

•                                        statutory or regulatory developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies or Bermuda-based insurers or reinsurers;

•                                        potential treatment of us as an investment company or a passive foreign investment company for purposes of U.S. securities laws or U.S. federal taxation, respectively;

•                                        the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers;

•                                        the overall level of competition, and the related supply and demand dynamics in our markets relating to growing capital levels in our industry;

•                                        declining demand due to increased retentions by cedants and other factors;

•                                        acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•                                        unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues;

•                                        operational risks, including the risk of fraud and any errors and omissions, as well as technology breaches or failures;

•                                        our dependence as a holding company upon dividends or distributions from our operating subsidiaries;

•                                        changes in accounting principles or the application of such principles by regulators; and

•                                        the impact of foreign currency fluctuations.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Unless the context suggests otherwise, references in this Report on Form 10-K to “Blue Capital Reinsurance Holdings” or the “Company,” refer to Blue Capital Reinsurance Holdings Ltd., and references to “we,” “us,” “our” or “Blue Capital” refer to Blue Capital Reinsurance Holdings Ltd. and its consolidated subsidiaries. References to “Blue Capital Re” refer to Blue Capital Re Ltd., the Company’s wholly-owned reinsurance company, and references to “Blue Capital Re ILS” refer to Blue Capital Re ILS Ltd., Blue Capital Re’s wholly-owned subsidiary. References to “Montpelier” refer to Montpelier Re Holdings Ltd., a leading global provider of property catastrophe and short-tail reinsurance solutions (New York Stock Exchange; symbol “MRH”) that made a concurrent private investment (the “Private Placement”) through its wholly-owned subsidiary, Montpelier Reinsurance Ltd. (“Montpelier Re”), in our Common Shares upon the completion of our initial public offering (the “IPO”). Montpelier Re is registered as a Bermuda Class 4 insurer and provides insurance and reinsurance on a rated basis.  References to “Blue Water Re” refer to Blue Water Re Ltd., a wholly-owned subsidiary of Montpelier. Blue Water Re is registered as a Bermuda special purpose insurance vehicle and provides collateralized property catastrophe reinsurance coverage and related products.  References to the “Investment Manager” refer to Blue Capital Management Ltd. and references to the “Reinsurance Manager” refer to Blue Capital Insurance Managers Ltd., each a wholly-owned subsidiary of Montpelier. References to the “Managers” refer to the Investment Manager and the Reinsurance Manager, collectively.

References in this Report on Form 10-K to “GAAP,” refers to accounting principles generally accepted in the U.S.

Item 1.         Business

OVERVIEW

The Company

We are a Bermuda exempted limited liability company which, through our subsidiaries, offers collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. We were incorporated under the laws of Bermuda on June 24, 2013, we commenced our operations on November 12, 2013, and we do not have any material operating history. Our headquarters and principal executive offices are located at 94 Pitts Bay Road, Pembroke, Bermuda HM 08, and our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton, Bermuda HM 12.

On November 5, 2013, our registration statement on Form S-1 was declared effective, pursuant to which we sold 6,250,000 Common Shares to the public at a price of $20.00 per share. Concurrent with the IPO, we completed the Private Placement with Montpelier Re pursuant to which we sold an additional 2,500,000 Common Shares at a price of $20.00 per share.  Our total gross proceeds from the IPO and the Private Placement were $175.0 million, and our total net proceeds (expressed after our net expenses associated with the IPO) were $174.0 million.  Our Common Shares began trading on the New York Stock Exchange on November 6, 2013 under the symbol “BCRH” and were subsequently listed on the Bermuda Stock Exchange under the symbol “BCRH.BH.”

Our business strategy is to build a diversified portfolio of reinsurance risks that will generate underwriting profits, which we intend to principally distribute through the payment of dividends, with returns commensurate with the amount of risk assumed.  We seek to provide our shareholders with the opportunity to own an alternative asset class whose returns we believe have historically been largely uncorrelated to those of other asset classes, such as global equities, bonds and hedge funds. Subject to the discretion of our board of directors (the “Board”), we currently intend to distribute a minimum of 90% of our Distributable Income in the form of cash dividends to holders of our Common Shares. “Distributable Income,” a non-GAAP measure, means our GAAP net income excluding any non-cash compensation expense, unrealized gains and losses and other non-cash items recorded in our net income for the period. Subject to the discretion of the Board, we intend to make regular quarterly dividend payments for each of the first three quarters of each year, followed by a fourth “special” dividend after the end of the year to meet our dividend payout target for each calendar year.  See “Executive Overview” contained in Item 7 herein.

We operate as a single business segment through our wholly-owned subsidiaries: (i) Blue Capital Re, a Bermuda exempted limited liability company registered as a Class 3A insurer in Bermuda, which offers collateralized reinsurance; and (ii) Blue Capital Re ILS, a Bermuda exempted limited liability company which conducts hedging and other investment activities, including entering into industry loss warranties and purchasing catastrophe bonds, in support of Blue Capital Re’s operations.

Subsidiaries of Montpelier manage our reinsurance underwriting decisions and provide us with the services of our Chief Executive Officer and our interim Chief Financial Officer. Through this relationship, we will leverage Montpelier’s reinsurance underwriting expertise and infrastructure to conduct our business.

We initially retained $14.0 million of the total net proceeds of the IPO and the Private Placement, which we believe will be sufficient to fund our anticipated cash obligations, including our first three regular quarterly dividend payments, for the initial year of our operations. We expect to deploy substantially all of the $160.0 million of remaining net proceeds (the “Deployable Capital”) in indemnity reinsurance contracts and related instruments during the first six months of our operations.  As of December 31, 2013, we had deployed $8.5 million of the Deployable Capital in the form of an investment in an insurance-linked security and, through the January 1, 2014 annual renewal period, we had cumulatively deployed $144.2 million, or 90%, of the Deployable Capital in indemnity reinsurance contracts and investments insurance-linked securities. We expect to deploy substantially all of the remaining Deployable Capital throughout the first half of 2014.

The Property Reinsurance Market

Property insurance companies write insurance policies in exchange for premiums paid by the policyholder. An insurance policy is a contract between the insurance company and the policyholder whereby the insurance company agrees to pay for losses suffered by the policyholder that are covered under that contract. Property insurance typically covers the financial consequences of accidental losses to the policyholder’s property due to natural and man-made catastrophes, subject to deductibles and other policy limitations. Casualty insurance mainly protects a person or a business against legal liability for losses caused by injury to other people or the property of others. Many insurance policies will cover both property and casualty risks. However, given the difference in nature between property and casualty risks, the reinsurance markets for these types of risks tend to be separate and distinct. Our reinsurance activities will focus on property risks.

Property reinsurance companies assume, from both insurance companies (known as “ceding companies” or “cedants”) and other reinsurance companies (known as “retrocedants”), as well as other property insurance capital providers, such as government-or state-sponsored catastrophe funds, all or a portion of the property insurance or reinsurance risks that the ceding company has underwritten under one or more insurance or reinsurance policies. In return, the reinsurer receives a premium for the risks assumed from the ceding company.  When reinsurance companies purchase reinsurance to cover their own risks assumed from ceding companies, this is known as “retrocessional reinsurance.” Reinsurance or retrocessional reinsurance can benefit a ceding company or retrocedant, as applicable, in various ways, such as by reducing exposure to individual risks and by providing catastrophe protection from larger or multiple losses. Ceding companies and retrocedants can use reinsurance or retrocessional reinsurance to manage their overall risk profile or to create additional underwriting capacity, allowing them to accept larger risks or to write more business than would otherwise be possible, absent an increase in their capital or surplus.

The following illustrates a typical risk distribution chain in the property reinsurance market.

The principal providers of retrocessional protection are other reinsurance companies, but alternative capital providers, such as hedge funds, insurance-linked security funds and sidecars, may also provide retrocessional protection using a variety of financial or other securities, such as industry loss warranties and catastrophe bonds, as well as collateralized reinsurance. Alternative capital providers represent an increasingly significant portion of the property reinsurance market, as the property reinsurance market’s low correlation with other asset classes has increased the attractiveness of the class to institutional investors.

Property reinsurance products are often written in the form of treaty reinsurance contracts, which are contractual arrangements that provide for the automatic reinsurance of a type or category of risk underwritten. Treaty reinsurance premiums, which are typically due in installments, are a function of the number and type of contracts written, as well as prevailing market prices. The timing of premiums written varies by line of business. The majority of property catastrophe business is written at the January and June annual renewal periods, depending on the type and location of the risks covered.

Property catastrophe reinsurance contracts are typically “all risk” in nature, providing protection to the ceding company against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, storms and fires, also known as “perils.” The predominant exposures covered by these contracts are losses stemming from property damage and business interruption resulting from a covered peril. Coverage can also vary from “all natural” perils, which is the most expansive form, to more limited types such as windstorm-only coverage.

Property catastrophe reinsurance contracts are typically written on an excess-of-loss basis, which provides coverage to the ceding company when aggregate losses and LAE from a single occurrence for a covered peril exceed an amount that is specified in a particular contract. Under these contracts, protection is provided to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. The coverage provided under excess-of-loss reinsurance contracts may be on a worldwide basis or may be limited in scope to specific regions or geographical areas.

Excess-of-loss contracts are typically written on a losses-occurring basis, which means that they cover losses that occur during the contract term, regardless of when the underlying policies came into force. Premiums from excess-of-loss contracts are earned ratably over the contract term, which is ordinarily 12 months. Most excess-of-loss contracts provide for a reinstatement of coverage following a covered loss event in return for an additional premium.

Reinsurance contracts do not discharge ceding companies from their obligations to policyholders. Ceding companies therefore generally require their reinsurers to have, and to maintain, either a strong financial strength rating or security, in the form of collateral, as assurance that their claims will be paid.

Catastrophe retrocessional reinsurance is placed to afford additional capacity to the original reinsurer, or to contain or reduce the original reinsurer’s risk of loss. Facultative retrocessional reinsurance involves the offer of each risk the retrocedant wishes to reinsure in a single transaction. The retrocedant submits the risks as a package to the retrocessionaire, but the retrocessionaire may choose to accept all, some or none of the risks. Any risks the retrocessionaire accepts will generally be covered by a single facultative retrocessional contract with each risk priced separately. Blanket retrocessional reinsurance covers the original reinsurer’s entire net portfolio of reinsured business, and is normally structured on an excess-of-loss reinsurance basis, arranged separately by major line of reinsured business.

Insurers generally purchase multiple tranches of reinsurance protection above an initial retention elected by the insurer. The amount of reinsurance protection purchased by an insurer is typically determined by the insurer through both quantitative and qualitative methods. In the event of losses, the amount of loss that exceeds the amount of reinsurance protection purchased is retained by the insurer. As a program is constructed from the ground up, each tranche added generally has a lower probability of loss than the prior tranche and therefore is generally subject to a lower reinsurance premium charged for the reinsurance protection purchased. To diversify risk, insurer catastrophe programs are typically supported by multiple reinsurers per program.

Reinsurance brokers play an important role in the reinsurance market. Brokers are intermediaries that assist the ceding company in structuring a particular reinsurance program and in negotiating and placing risks with third-party reinsurers. In this capacity, the broker is selected and retained by the ceding company on a treaty-by-treaty basis, rather than by the reinsurer. Though brokers are not parties to reinsurance contracts, reinsurers generally receive premium payments from brokers rather than directly from ceding companies, and reinsurers that do not provide collateralized reinsurance are frequently required to pay amounts owed on claims under their policies to brokers. These brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with reinsurers.

Insurance and reinsurance companies derive substantially all of their revenues from net earned premiums, net investment income and net gains and losses from investment securities. Premiums represent amounts received from policyholders and ceding companies, and net earned premiums represent the portion of net premiums (gross premiums less reinsurance purchased from third-parties) which are recognized as revenue over the period of time that coverage is provided (e.g., ratably over the life of the policy). In insurance and reinsurance operations, “float” arises when premiums are received before losses and other expenses are paid, an interval that sometimes extends over many years. During that time, the insurer invests the premiums, earns investment income and may generate investment gains and losses. We do not currently expect to derive significant revenue from investing our available cash and cash equivalents. Because the risks we underwrite will be underwritten on a fully-collateralized basis, most of our capital will be held in restricted trust accounts as cash and cash equivalent collateral, and our capital that is not deployed will generally be held in the form of cash and cash equivalents until it is deployed.

The length of time between receiving premiums and paying out claims, commonly referred to as the “tail,” can significantly affect how profitable float can be. Long-tail losses pay out over longer periods of time, providing the insurance or reinsurance company the opportunity to generate significant investment earnings from float. Short-tail losses pay out over shorter periods of time, providing the insurance or reinsurance company with a reduced opportunity to generate significant investment earnings from float, but increasing certainty regarding the timing and amount of realization of profit, making them more suitable for the alternative reinsurance market. Most of our business will involve exposure to short-tail losses from natural and man-made catastrophes.

Our Competitive Strengths

We believe we have the following competitive strengths:

•                            Access to a Leading Global Reinsurance Provider with an Extensive Infrastructure.  We expect to benefit substantially from the Managers’ relationships with Montpelier by accessing and leveraging Montpelier’s management talent, proprietary reinsurance modeling tools, underwriting expertise, proprietary risk management systems and longstanding broker/client relationships. We believe that the Managers’ affiliations with Montpelier will enable us to deploy our capital to build a diversified portfolio of reinsurance risks with an attractive risk-adjusted return potential for our shareholders. In addition, we believe that we will benefit from Montpelier’s scale, experience and reputation in pricing reinsurance contracts and achieving key policy terms and conditions, which we believe to be a competitive advantage relative to other independent or small reinsurance platforms. We also expect to benefit from Montpelier’s existing middle- and back-office support infrastructure, given Montpelier’s experience as a public company.

•                            Differentiated Approach to Reinsurance Risk Selection. The Managers perform our risk selection process, subject to the oversight of the Board, and primarily target counterparties who can supply us with the full spectrum of information associated with each exposure. Our risk selection process includes using the Managers’ specific knowledge of the ceding insurer and underlying risks, including detailed portfolio data, such as home type, location, building code and date of construction. Additionally, the Managers analyze the historical loss performance of the ceding insurer, its market position, management’s capabilities and claims mitigation history. The Reinsurance Manager generally acts as a “quoting market” participant, which means that it provides an initial quote to the broker rather than responding to quotes provided by the broker. We believe that this will allow the Reinsurance Manager to be more selective in choosing the reinsurance contracts it selects for us and enhances its relationship with brokers. We believe that we will benefit from the Managers’ use of Montpelier’s analytics, risk management and actuarial team, which will enable the Managers to analyze the granular data collected using proprietary analytical systems on our behalf in order to determine the appropriate pricing for the risks assumed. The Managers will use Montpelier’s proprietary catastrophe pricing and risk management system (which they refer to as “CATM®“), various third-party models and their underwriting judgment in order to achieve the highest available price per unit of risk assumed. The Managers also seek to exploit pricing inefficiencies that may exist in the market from time to time.

•                            Access to Reinsurance Products Not Generally Available to Collateralized Reinsurers. In addition to offering collateralized reinsurance directly to third-party insurance and reinsurance companies, we expect to further benefit from leveraging our relationship with Montpelier in order to gain access to a broader range of reinsurance business than we believe is typically available to most collateralized reinsurers. Through a retrocessional contract dated December 31, 2013 (the “BW Retrocessional Contract”), between Blue Capital Re and Blue Water Re, Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with Blue Capital Re’s underwriting guidelines. Pursuant to the BW Retrocessional Contract, beginning in 2014 we may participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Montpelier Re or other third-party reinsurers, which provide us with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Montpelier Re or other well capitalized third-party rated reinsurers, which allow us to transact business with counterparties who prefer to enter into contracts with rated reinsurers.  We believe that these arrangements will enhance the depth of opportunities available to us, increase the diversification of our portfolio and provide enhanced risk-adjusted returns compared to most other collateralized reinsurers.

•                            Experienced Management Team. Our executive officers and Montpelier’s senior managers responsible for the day-to-day oversight of the Managers have significant experience in the reinsurance industry, including the supervision of both traditional reinsurance markets and insurance-linked securities. We also expect to benefit from the significant experience of the Investment Manager’s Investment Committee and the Reinsurance Manager’s Underwriting Committee.

•                            Alignment of Interests Between Our Shareholders and Montpelier. Through the Private Placement, Montpelier owns 28.6% of our outstanding Common Shares. Montpelier has agreed not to sell the Common Shares for a period of 12 months after the IPO. We believe that Montpelier’s investment in us and our relationship with the Managers align Montpelier’s interests with those of our shareholders and creates an incentive to maximize returns, while managing risks, for our shareholders.

Our Strategy

Our business strategy is to build a diversified portfolio of reinsurance risks that will generate underwriting profits,  which we intend to principally distribute through the payment of dividends, with returns commensurate with the amount of risk assumed. We will implement our strategy through our subsidiaries Blue Capital Re and Blue Capital Re ILS. Blue Capital Re offers collateralized reinsurance and may also enter into industry loss warranties in the form of insurance contracts. Blue Capital Re ILS conducts hedging and other investment activities, including investing in insurance-linked securities, in support of Blue Capital Re’s operations.

We aim to maintain a balanced portfolio of predominantly, but not exclusively, natural and man-made catastrophe risks, diversified by peril, geography and attachment point. The Managers have access to select on our behalf risks primarily from the global property catastrophe reinsurance market. Our strategy is to build a flexible and diversified portfolio of reinsurance risk exposures by pursuing a broad range of reinsurance opportunities. We believe that allocations to traditional reinsurance contracts, either fronted or collateralized by trust account or letter of credit, industry loss warranties, catastrophe bonds and other insurance-linked securities will enhance our overall risk diversification and may offer attractive relative value at different points in time, depending on market conditions. The Managers use Montpelier’s sophisticated risk management techniques to monitor correlation risk, and they seek to enhance our underwriting returns through careful risk selection using advanced capital allocation methodologies. We also actively seek to write more business in classes that we consider to be favorably priced based on the risk-adjusted return potential and to avoid those classes that we consider to be comparatively unfavorably priced, such as those suffering from intense price competition or poor fundamentals. We believe a balanced portfolio of risks reduces the volatility of returns and optimizes value for our shareholders. From time to time, however, we may choose to be overweight in certain classes, products or geographies based on market opportunities.

Third-Party Reinsurance, Direct with Cedant or via a Fronting Arrangement

Blue Capital Re offers reinsurance to third-party insurance and reinsurance companies through reinsurance contracts, either directly with the cedant or on a fronted basis. Blue Capital Re’s exposure under these reinsurance contracts is calculated on an ultimate net loss basis, ultimate net loss meaning the actual loss or losses paid out by the retrocedant and for which the retrocedant has become liable in respect of insurance policies entered into by the cedant as an insurer or reinsurer. Generally, cedants decide to cede business to a reinsurer based on the strength of a reinsurer’s financial strength rating or, if it is unrated, on the demonstrated ability of a reinsurer to cover claims. Blue Capital Re fully collateralizes its reinsurance obligations and has no current intention to obtain a financial strength rating. The collateral is held in trust for the term of the related contract (or, in the event of a covered loss, the resolution of any claims under the contract).

As an alternative to the collateralized markets, Blue Capital Re also offers participation in fronting arrangements, either through the BW Retrocessional Agreement or directly with other well capitalized third-party rated reinsurers that satisfy the Reinsurance Manager’s detailed credit review.  Under a typical fronting arrangement, a rated insurer issues an insurance policy on behalf of an unrated, often cash-collateralized, reinsurer without the intention of retaining any of the risk. The economic risk remains with the unrated reinsurer via an indemnity/reinsurance agreement but the contractual and credit risk is assumed by the fronting company since it is required to honor obligations under the policy if the unrated reinsurer fails to indemnify the fronting company.

The reason for these fronting arrangements is that, just as some counterparties may prefer fully collateralized reinsurance, other counterparties may prefer to enter into reinsurance contracts with a rated reinsurer. Alternatively, there may be situations in which the structure of the reinsurance contract would otherwise render direct collateralization uneconomic (for example, if the contract provided for reinstatable limits, which are described below). By entering into a fronting arrangement, Blue Capital Re is able to participate in reinsurance opportunities that would not otherwise be available to us, although Blue Capital Re is still required to provide collateral to the fronting reinsurer.

Under typical fronting agreements, all of the reinsurance risks are retroceded to the reinsurer who, in turn, provides the fronting reinsurer with collateral in an amount equal to or greater than the contractual limit less the premium receivable plus any origination fees owed. A fronting fee, which is a percentage of net premiums written, is deducted from premiums paid to the reinsurer.

Other fronting agreements may include an agreement that the fronting reinsurer retains the second or reinstated limit. Reinsurance contracts that are written on a reinstateable basis may not be economic for Blue Capital Re to write efficiently, because both limits are required to be fully collateralized. Traditional reinsurance contracts often provide for reinstatement of the original policy limit once a covered loss has occurred. Reinstatement generally occurs under two circumstances: (i) automatically and with no additional premium other than the original premium; or (ii) automatically with an additional premium that is agreed upon when the policy is written. Blue Capital Re may enter into some arrangements whereby the reinstatement premium paid is apportioned on a pre-agreed basis between Blue Capital Re and the fronting reinsurer. This arrangement gives Blue Capital Re access to the reinstatement reinsurance market, a market to which it would otherwise have limited access.

Blue Water Re Retrocession

Blue Capital Re also offers participation in facultative retrocessional reinsurance to Blue Water Re pursuant to the BW Retrocessional Agreement. The terms of this agreement mirror those of the original insurance policies. See “Conflicts of Interest” for information about the affiliation between Montpelier and us.

Blue Water Re is Montpelier’s market-facing collateralized reinsurer, and it focuses on providing reinsurance protection to primary insurance companies globally. Blue Water Re underwrites and enters into collateralized reinsurance contracts with Montpelier Re and other third-party insurance companies, which transfer all or a portion of the risks and the premiums under these third-party insurance companies’ contracts to Blue Water Re.  All or a portion of these risks and premiums will then be allocated to Blue Capital Re by way of the BW Retrocessional Agreement. Under this agreement, Blue Capital Re will accept risks from Blue Water Re in exchange for the corresponding premiums relating to the accepted risks.

Quota Share Retrocessional Agreements with Montpelier Re or Other Third-Party Reinsurers

Blue Capital Re also offers participation in quota share retrocessional agreements with Montpelier Re pursuant to the BW Retrocessional Agreement, or directly with other sophisticated reinsurance or insurance companies (those with either a minimum A.M. Best financial strength rating of “A-” (Excellent) or better, or otherwise well capitalized, sophisticated reinsurance or insurance companies that satisfy the Reinsurance Manager’s detailed credit review).  These agreements allow Blue Capital Re to participate in an agreed percentage of the risks and premiums of certain reinsurance contracts up to a certain amount on a proportional basis. In exchange, the ceding reinsurer charges Blue Capital Re a commission override, which is a percentage of the premiums on these contracts, to compensate it for sourcing the business and retaining the tail risk of these reinsurance contracts. The ceding reinsurer will also be reimbursed for acquisition costs, including brokerage and federal excise taxes, and may receive a profit commission in the event of favorable loss experience. These arrangements will be negotiated on a case-by-case basis, allowing Blue Capital Re to partake either in a portion or the entirety of the reinsurer’s portfolio or only in certain classes of reinsurance, as determined by the Reinsurance Manager, subject to our underwriting guidelines and the oversight of the Board.

Industry Loss Warranties

Blue Capital Re or Blue Capital Re ILS may buy and sell industry loss warranties as a way to access certain risks. An industry loss warranty is a financial instrument designed to protect insurers or reinsurers from severe losses due to natural and man-made catastrophes and can take the form of either an insurance contract or a swap agreement. Under both forms, a premium is paid at the inception of the contract and, in return, a payout is made if a catastrophic event causes losses to the insurance industry in excess of a predetermined trigger amount. Industry loss warranties in the form of an insurance contract (also referred to as the “indemnity form”) are typically dual-trigger instruments and, in addition to requiring a loss to the industry, require that the buyer of the protection actually suffer a loss from the triggering event. Blue Capital Re may buy and sell industry loss warranties in the form of an insurance contract, and Blue Capital Re ILS may buy and sell industry loss warranties in the form of a derivative contract

Catastrophe Bonds

Blue Capital Re ILS may purchase catastrophe bonds to access certain risks. A catastrophe bond provides reinsurance protection in the event of a catastrophic event. The issuer pays the bondholder interest and repays the principal at maturity, but if a specified trigger condition, such as indemnity, industry or parametric index or modeled loss, are met, then the issuer is no longer required to pay interest or repay some or all of the principal.

Blue Capital Re ILS will primarily use catastrophe bonds as another means to operate our reinsurance business and to complement or hedge other risks to which we are exposed. We currently only intend to buy or sell catastrophe bonds, but we may issue catastrophe bonds in the future, given sufficient scale to do so.

Other

While our initial focus is to provide reinsurance against natural property catastrophe risks, our strategy may evolve to the extent that man-made or other non-property catastrophe reinsurance risks (e.g., terrorism reinsurance, workers compensation catastrophe reinsurance) offer more attractive expected risk-adjusted returns or diversification benefits. Blue Capital Re ILS’s portfolio may include over-the-counter or exchange-traded futures or options listed on catastrophe indexes, such as catastrophe or weather derivatives.

Financing, Hedging and Other Investment Activities

We may borrow in order to, among other things: write new business; enter into other reinsurance opportunities; manage our capital requirements; purchase our Common Shares; respond to, or comply with, changes in capital requirements, if any, that the Bermuda Monetary Authority (the “BMA”) or other regulatory bodies use to evaluate us; acquire new businesses; or invest in existing businesses. In the event we borrow for any of these purposes or other purposes, we intend to limit our borrowing to an amount no greater than 50% of our shareholders’ equity at the time of the borrowing. However, subject to the approval of the Board, we may borrow an amount in excess of 50% of our shareholders’ equity at the time of the borrowing.

We may, from time to time, for the purposes of portfolio optimization or to hedge certain risks in the portfolio, enter into a retrocessional contract, invest in an insurance-linked security, enter into a derivative contract or issue a catastrophe bond. At all times any hedging contracts or investments will be governed by our underwriting guidelines and will be approved by the Investment Manager’s Investment Committee and the Reinsurance Manager’s Underwriting Committee.

UNDERWRITING GUIDELINES

The Managers have broad discretion to execute our underwriting strategy, subject to our underwriting guidelines and the oversight of the Board.

Our underwriting guidelines apply in respect of any new underwriting decision at the time of such decision, using the information available to the Managers at that time. This includes information on the existing portfolio contract limits and modeled loss exposures by zone, as well as estimations of the potential impact on the portfolio limits and modeled loss exposures from unquantified external factors. These factors include industry loss events that have the potential to cause loss to our portfolio and changes in methodology for calculating modeled losses. Based on the information available to the Managers at the time, if a new opportunity being considered would cause a restriction to be breached, or if a restriction relevant to that new opportunity is already in breach, then that new opportunity will not be allocated to us. The existence of restriction breaches does not preclude us from entering into any new opportunity; it only restricts us from entering into new opportunities that would result in a new breach or exacerbate existing breaches of restrictions.

Our current underwriting guidelines are summarized below, but the Board may change our underwriting guidelines or our strategy at any time without a vote or approval of our shareholders.

Class of Reinsurance

Our underwriting guidelines establish maximum and minimum thresholds for the amount of each class of reinsurance, as follows (each expressed as a percentage of Deployable Capital):

•                            0% to 100% in indemnity reinsurance;

•                            0% to 50% in indemnity retrocession;

•                            0% to 50% in quota share retrocessional agreements;

•                            0% to 50% in industry loss warranties;

•                            0% to 20% in catastrophe bonds; and

•                            0% to 20% in other non-property catastrophe risks.

We currently expect to deploy at least 50% of our portfolio in indemnity reinsurance, indemnity retrocession and quota share retrocessional agreements. Taking into account our underwriting guidelines and the targeted allocation described above, we currently estimate that our portfolio will be allocated 50% to 100% to traditional reinsurance and 0% to 50% to industry loss warranties, catastrophe bonds and non-property catastrophe risks.

Geographic Diversity

We intend to pursue a geographically diversified reinsurance strategy with an emphasis on the 20 individual zones set out below such that our projected net exposure from any one catastrophe loss event in any individual zone will not exceed 50% of our shareholders’ equity.

North America

•  U.S. Northeast

•  U.S. Mid-Atlantic

•  U.S. Florida

•  U.S. Gulf

•  U.S. New Madrid

•  U.S. Midwest

•  U.S. California

•  U.S. Hawaii

•  Eastern Canada

•  Western Canada

Europe

•  Western Central Europe (France, Germany, Switzerland and Austria)

•  Eastern Europe

•  Southern Europe

•  Northern Europe, Benelux and Scandinavia

•  United Kingdom (the “U.K.”) and Ireland

Rest of World

•  Australia

•  New Zealand

•  Japan

•  South America

•  Middle East

Examples of individual zones include: U.S. Florida Windstorm (1st event), U.S. Florida Windstorm (2nd event), U.K. and Ireland Windstorm (1st event), U.K. and Ireland Windstorm (2nd event), U.S. California Earthquake (1st event), Japan Earthquake (1st event) and U.S. Midwest Aggregate.

Other Limitations

The projected net impact from any one catastrophe loss event at the 1 in 100 year return period for any one zone will not exceed 35% of our shareholders’ equity. A 100 year return period can also be referred to as the 1.0% occurrence exceedance probability, meaning there is a 1.0% chance in any given year that this level will be exceeded.  The projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone will not exceed 35% of our shareholders’ equity. A 250 year return period can also be referred to as the 0.4% occurrence exceedance probability, meaning there is a 0.4% chance in any given year that this level will be exceeded. For these risks, the projected net impact will be determined by the Reinsurance Manager using various systems, including Montpelier’s proprietary systems and data.

We may also: (i) purchase retrocessional protection to mitigate the impact of large catastrophe events on our portfolio or to optimize the expected return of our portfolio; and (ii) enter into foreign exchange derivative contracts to hedge our exposure to non-U.S. dollar currencies.

REINSURANCE RISK SELECTION AND UNDERWRITING PROCESS

We employ a granular approach to risk selection and portfolio construction. We target reinsurance counterparties through which we can access the full spectrum of information associated with each reinsurance loss exposure. We expect that, in a majority of the reinsurance transactions that we enter into, we will be a “quoting reinsurer,” meaning that we will provide an initial quote to the broker rather than responding to quotes provided by the broker. By contrast, we believe some other reinsurance providers act as price followers and only access exposure at an industry loss level and, accordingly, cannot evaluate specific information related to individual elements of underlying risk or control the underwriting process. We believe this holistic approach will enable us to build a portfolio of reinsurance contracts with attractive risk-adjusted returns.

The schematic below illustrates our underwriting process. The process entails a detailed underwriting due diligence process, analyzing the impact of any new instrument on the overall portfolio composition based on our proprietary catastrophe pricing and risk management systems. In certain cases, we may not accept an underwriting opportunity based on the initial pricing, but upon renegotiation of the pricing, we may accept this underwriting opportunity.

The Reinsurance Manager, on our behalf and subject to the oversight of the Board, employs selective underwriting criteria in the contracts it chooses to underwrite and spends a significant amount of time with our cedants and brokers to understand the risks and appropriately structure the contracts. As part of our pricing and underwriting process, the Reinsurance Manager assesses, among other factors:

•                                                                            the client’s and industry historical loss data and current market conditions;

•                                                                            the business purpose served by a proposed contract;

•                                                                            the client’s pricing and underwriting strategies;

•                                                                            the client’s (or cedant’s) claims management and mitigation practices;

•                                                                            the expected duration for claims to fully develop;

•                                                                            the geographic areas in which the client is doing business and its market share;

•                                                                            the reputation and financial strength of the client;

•                                                                            the reputation and expertise of the broker;

•                                                                            proposed contract terms and conditions; and

•                                                                            reports provided by independent industry specialists.

STRUCTURE

We conduct our business through our wholly-owned subsidiaries Blue Capital Re and Blue Capital Re ILS.

We conduct our reinsurance business through Blue Capital Re. As a result of the approvals received from the BMA and the terms of our approved business plan, Blue Capital Re may only enter into reinsurance contracts that are fully collateralized at 100% of the aggregate limit of the inception of each reinsurance contract. Blue Capital Re is subject to less stringent regulatory oversight and modest capital and surplus requirements. Blue Capital Re is not a rated entity, and we do not currently intend to obtain financial strength ratings for Blue Capital Re from any rating agencies. In the future, we may choose not to write insurance solely on a fully collateralized basis, in which case we may obtain financial strength ratings for Blue Capital Re and will make the relevant applications to the BMA either to: (i) change our business plan; (ii) register Blue Capital Re as another class of reinsurer (if necessary); or (iii) remove any waivers that have been granted on the basis of writing fully collateralized reinsurance contacts.

We conduct certain hedging and other investment activities through Blue Capital Re ILS, including investing in insurance-linked securities.

The following chart summarizes our corporate structure and certain of our key service agreements with Montpelier:

THE MANAGERS

We rely on the Managers for services that are essential to the operation of our business. Each of the Managers is a wholly-owned subsidiary of Montpelier. The Managers manage our assets and make all of our underwriting and investment decisions, subject to our underwriting guidelines and the oversight of the Board.

The Managers each currently manage other accounts with areas of focus that overlap with our strategy, and each expects to continue to do so in the future. Neither of the Managers is restricted in any way from sponsoring or accepting business or capital from new clients, insurance companies, funds or other accounts, including businesses that are similar to, or that overlap with, our business. Therefore, the Managers’ time and attention may be divided between us and other businesses.

Investment Management Agreement

The Company has entered into an investment management agreement with the Investment Manager, which we refer to as the “Investment Management Agreement.”  Pursuant to the terms of the Investment Management Agreement, the Investment Manager has full discretionary authority, including the delegation of the provision of its services, to manage our assets, subject to our underwriting guidelines, the terms of the Investment Management Agreement and the oversight of the Board.

Underwriting and Insurance Management Agreement

The Company, Blue Capital Re and the Reinsurance Manager have entered into an underwriting and insurance management agreement, which we refer to as the “Underwriting and Insurance Management Agreement.” Pursuant to the Underwriting and Insurance Management Agreement, the Reinsurance Manager provides underwriting, risk management, claims management, ceded retrocession agreements management, and actuarial and reinsurance accounting services to Blue Capital Re. The Reinsurance Manager has full discretionary authority to manage the underwriting decisions of Blue Capital Re, subject to our underwriting guidelines, the terms of the Underwriting and Insurance Management Agreement and the oversight of the Board and of the board of directors of Blue Capital Re.

Administrative Services Agreement

The Company has entered into an administrative services agreement with the Investment Manager, which we refer to as the “Administrative Services Agreement.” Pursuant to the terms of the Administrative Services Agreement, the Investment Manager provides us with support services, including the services of our Chief Executive Officer, Mr. William Pollett, and our interim Chief Financial Officer, Mr. Michael S. Paquette, as well as finance and accounting, claims management, policy wording, modeling software licenses, office space, information technology, human resources and administrative support. The Investment Manager has the right to sub-contract the provision of these services (other than the services of our Chief Executive Officer and of our interim Chief Financial Officer) to a third-party.

The following table summarizes the fees payable to our Managers pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement and certain other terms of these agreements:

Summary Description

Management Fee

The Investment Manager is entitled to a management fee (which we refer to as the “Management Fee”) of 1.5% of our average total shareholders’ equity per annum, calculated and payable in arrears in cash each quarter (or part thereof) that the Investment Management Agreement is in effect. For purposes of calculating the Management Fee, our total shareholders’ equity means: (1) the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the quarter of any such issuance), plus (2) our retained earnings as of the end of the most recently completed quarter (without taking into account any non-cash compensation expense incurred in current or prior periods), minus (3) any amount that we may have paid to repurchase our Common Shares on a cumulative basis since inception. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted shareholders’ equity as reported in our financial statements prepared in accordance with GAAP, other than unrealized gains and losses and other non-cash items relating to insurance-linked securities, and (y) one-time events pursuant to changes in GAAP after discussions between the Investment Manager and our independent directors and approval by both a majority of our independent directors and the Investment Manager for all such adjustments. As a result, our shareholders’ equity, for purposes of calculating the Management Fee, could be greater or less than the amount of shareholders’ equity shown on our financial statements.

Performance Fee

The Reinsurance Manager is entitled to a performance fee (which we refer to as the “Performance Fee”) calculated and payable in arrears in cash each quarter (or part thereof) that the Underwriting and Insurance Management Agreement is in effect in an amount, not less than zero, equal to the product of (1) 20% and (2) the difference between (A) our pre-tax, pre-Performance Fee Distributable Income for the then current quarter and (B) a hurdle amount calculated as the product of (i) the weighted average of the issue price per Common Share pursuant to each of our public or private offerings of Common Shares since our inception multiplied by the weighted average number of all Common Shares outstanding (including any restricted share units, any restricted Common Shares and other Common Shares underlying awards granted under our equity incentive plans), as further reduced by the amount, if any, by which our inception-to-date dividends to shareholders exceeds our inception-to-date GAAP net income, and (ii) 2% (equivalent to an 8% annualized hurdle rate); provided, however, that the foregoing Performance Fee is subject to a rolling three-year high water mark (except that for periods prior to the completion of the three-year period following the IPO, the high water mark calculation will be done over the inception-to-date period).

Term

We generally may not terminate either the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement for five years after the completion of the IPO, whether or not the Managers’ performance results are satisfactory. These agreements each renew automatically on the fifth anniversary of the completion of the IPO, and upon every third anniversary thereafter, unless terminated in accordance with their terms. During the term of these agreements, we may not enter into any other investment management, underwriting and insurance management or services agreement.

Termination Fee

Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the applicable Manager), we will pay a one-time termination fee to either the Investment Manager or the Reinsurance Manager, as applicable, equal to 5% of our GAAP shareholders’ equity, calculated as of the most recently completed quarter prior to the date of termination.

Expense Reimbursement

Under the terms of the Investment Management Agreement and the Underwriting and Insurance Management Agreement, we reimburse the Managers for various fees, expenses and other costs in connection with the services provided under the terms of these agreements. The only fees payable under the terms of the Administrative Services Agreement are to reimburse the Investment Manager for various fees, expenses and other costs in connection with the services provided under the terms of this agreement, including the services of our interim Chief Financial Officer, modeling software licenses and finance, legal and administrative support.

DIVIDEND POLICY

The Company currently intends to distribute a minimum of 90% of its Distributable Income in the form of cash dividends in order to provide its shareholders with an attractive annual return on their investment.  The Company expects to make such distributions through regular quarterly dividend payments for each of the first three quarters of each year, followed by a fourth “special” dividend after the end of the year. See “Executive Overview” contained in Item 7 herein. Although the Company’s year-end net income (if any) will vary from year to year, the Company expects that in most years the sum of its regular quarterly dividend payments will be less than 90% of its Distributable Income. If this is the case, the Company intends to declare a special dividend in the following year to distribute an amount that, taken together with the prior year’s quarterly dividends, will be at least 90% of its Distributable Income for the prior calendar year. The declaration and payment of a special dividend, if any, may not occur until a significant period of time after the completion of the Company’s calendar year.

The declaration of quarterly and special dividends, if any, and, if declared, the amount of any such dividend will be subject to the discretion of the Board and to the consideration of various additional risks and uncertainties, including those discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report on Form 10-K. The Board may take into account a variety of factors when determining whether to declare a dividend and, if declared, the amount of any such dividend, including: (i) the Company’s financial condition, liquidity, results of operations (including its ability to generate cash flow in excess of its expenses and its expected or actual net income), retained earnings and collateral and capital requirements; (ii) general business conditions; (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; and (v) any other factors that the Board deems relevant.

Pursuant to our Audit Committee Charter, a majority of the Board’s independent directors must approve any adjustments or exclusions to our net income used to calculate Distributable Income.

The Company has no substantial operations of its own and relies primarily on cash dividends or distributions from its subsidiaries to pay its operating expenses and dividends to its shareholders. Furthermore, Blue Capital Re, the Company’s wholly owned reinsurance subsidiary, is regulated by the BMA, and the ability of Blue Capital Re to pay dividends to the Company is limited under Bermuda law and regulations. Blue Capital Re is registered as a Class 3A insurer under the Insurance Act of 1978, as amended (the “Insurance Act”).  The Insurance Act, the conditions listed in the insurance license and the approvals issued by the BMA provide that Blue Capital Re is required to maintain a minimum solvency margin of $1.0 million at all times. See “Regulation and Capital Requirements” for more information. A Class 3A insurer is prohibited from declaring or paying a dividend if it fails to meet, before or after declaration or payment of such dividend, its: (i) requirements under the Insurance Act and the Bermuda Companies Act of 1981, as amended (the “Companies Act”); (ii) minimum solvency margin; or (iii) enhanced capital requirement or minimum liquidity ratio. If a Class 3A insurer fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. See “Regulation and Capital Requirements” for more information.

In addition, under the Companies Act, the Company, Blue Capital Re and Blue Capital Re ILS each may only declare or pay a dividend to its parent if it has no reasonable grounds to believe that: (i) it is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of its assets would be less than its liabilities. See “Regulation and Capital Requirements” for more information.

The Company’s ability to pay dividends to its shareholders will depend upon its performance, which depends in turn upon the performance of its subsidiaries. We expect that dividends will be made in cash to the extent that cash is available for distribution. However, the Company may not be able to generate sufficient cash to pay dividends to its shareholders. In addition, the Board may change the Company’s dividend policy in the future.

Subject to the provisions of the Companies Act, the Company expects to make distributions by way of dividend from its retained earnings or from its contributed surplus or otherwise in accordance with the Companies Act and its bye-laws to the extent that the Board considers this to be appropriate.

We do not currently have any contractual arrangements, including indebtedness, that prohibit or otherwise restrict the Company’s ability to pay dividends to its shareholders or its subsidiaries’ ability to pay dividends to their parent, but we may enter into contracts or financing arrangements that prohibit or otherwise restrict the Company’s ability or the ability of its subsidiaries to pay dividends in the future.

CONFLICTS OF INTEREST

There may be conflicts of interest that arise out of our relationship with Montpelier and the Managers. Our Chief Executive Officer, who is also one of our directors, our interim Chief Financial Officer and our Chairman are also employees of Montpelier. In addition, each of the Managers is wholly-owned by Montpelier. As a result, our officers, two of our initial directors (Mr. Christopher L. Harris and Mr. William Pollett), the Investment Manager and the Reinsurance Manager may have conflicts between their duties to us and their duties to, and interests in, Montpelier or other parties.

As part of our business model and strategy, we rely on affiliates of Montpelier for access to certain segments of the reinsurance market. In particular, pursuant to the BW Retrocessional Contract, beginning in 2014 we may participate in: (i) retrocessional, quota share or other agreements in which Montpelier or its affiliates have an interest; and (ii) fronting arrangements with Montpelier Re. Although these transactions may present conflicts of interest, we nonetheless may pursue and consummate these transactions.

Our business overlaps with portions of Montpelier’s business. In addition to managing some of Montpelier’s accounts, each of the Managers manages other accounts that may compete with us, including other accounts affiliated with Montpelier. The Managers make available to us opportunities to enter into reinsurance contracts and insurance-linked securities and make investments that they determine are appropriate for us in accordance with their allocation policies and our underwriting guidelines. Neither of the Managers has any duty to allocate any or all such opportunities to us. We expect that the Managers will primarily allocate any overlapping opportunities on a proportional basis among the various accounts that they manage.

Service Agreements with Montpelier

We rely on the Managers for services that are essential to the operation of our business. Each of the Managers is a wholly-owned subsidiary of Montpelier.  As of December 31, 2013, Montpelier owned 28.6% of our outstanding Common Shares and had two representatives, Messrs. Harris and Pollett, on our Board of five directors.

The Managers manage our assets and make all of our underwriting and investment decisions, subject to our underwriting guidelines and the oversight of the Board.

Neither of the Managers is restricted in any way from sponsoring or accepting business or capital from new clients, insurance companies, funds or other accounts, including businesses that are similar to, or that overlap with, our business. Therefore, the Managers’ time and attention may be divided between us and other businesses.

See “The Managers” for detailed information concerning each of our service agreements with Montpelier.

COMPETITION

We consider our primary competitors to include: Aeolus Capital Management, CatCo, Credit Suisse Asset Management, Leadenhall Capital, Lloyd’s of London, Nephila Capital Ltd., Pillar Capital, RenaissanceRe Holdings Ltd., Validus Holdings, Ltd. and sidecars and other vehicles managed or sponsored by any of these competitors. Many of our competitors are private companies, and therefore the results of these competitors are not readily available.

We compete with a variety of operators, including: (i) major global reinsurance companies, many of which have extensive experience in reinsurance and have greater financial, marketing and management resources than we do; (ii) other Bermuda-based reinsurers that write reinsurance and that target the same markets and utilize similar business strategies as we do, many of which currently have more capital than we do; and (iii) capital markets participants such as investment banks and investment funds that access business in securitized form, including through the issuance of insurance-linked securities, or through special purpose vehicles, derivative transactions or other instruments.

Competition in the insurance and reinsurance industry has increased over the past several years and may increase further, either as a result of capital provided by new entrants or of the commitment of additional capital by existing insurers or reinsurers. In addition, alternative products, such as the collateralized reinsurance contracts that we and others write and the insurance-linked securities that we and others may invest in, may also provide increased capacity. Continued increases in the supply of property reinsurance may have consequences for us and for the property catastrophe industry generally, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions.

REGULATION AND CAPITAL REQUIREMENTS

Bermuda Regulation

The Insurance Act provides that no person may carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the BMA. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose at any time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

Regulatory Framework

The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards, as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers.  The Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on general business (“general business” being everything except for life, annuity and certain types of accident and health insurance) and insurers carrying on special purpose business. There are six classifications of insurers carrying on general business, ranging from Class 1 insurers (pure captives) to Class 4 insurers (very large commercial underwriters). Blue Capital Re is registered as a Class 3A insurer.

An entity is registrable as a Class 3A insurer when: (i) it intends to carry on general insurance business in circumstances where (a) 50% or more of the net premiums written or (b) 50% or more of the loss and loss exchange provisions, represent unrelated business; and (ii) its total net premiums written from unrelated business are less than $50.0 million. Class 3A insurers are required to maintain fully paid-up share capital of $120,000.

It is anticipated that the total net premiums from unrelated business written by Blue Capital Re may exceed $50.0 million. The BMA has the discretion to license a body corporate as a Class 3A insurer even if it may write more than $50.0 million in total net premiums. The BMA has exercised this discretion in the instance of Blue Capital Re.

Principal Representative and Principal Office.  An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purposes of the Insurance Act, the principal office of Blue Capital Re is located at 94 Pitts Bay Road, Pembroke HM 08, Bermuda. Blue Capital Re’s principal representative is the Reinsurance Manager whose principal office is also located at 94 Pitts Bay Road, Pembroke HM 08, Bermuda.

Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative to immediately provide a verbal notification, and thereafter make a written report to the BMA, where the principal representative believes there is a likelihood of the insurer (for which the principal representative acts) becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred. Examples of a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin (described below). The written report must set out all the particulars of the case that are available to the principal representative and must be submitted within 14 days of the principal representative’s prior verbal notification to the BMA.

Loss Reserve Specialist. Generally, a Class 3A insurer must appoint an individual approved by the BMA to be its loss reserve specialist and submit annually an opinion of its approved loss reserve specialist with its financial statements and return in respect of its loss and loss expense provisions. However, an insurer may file an application under the Insurance Act to waive the aforementioned requirements. In this instance, Blue Capital Re has obtained such a waiver from the BMA.

Cancellation of Insurer’s Registration. The BMA may revoke or suspend Blue Capital Re’s license in certain circumstances, including circumstances in which: (i) it is shown that false, misleading or inaccurate information has been supplied to the BMA by Blue Capital Re or on its behalf for the purposes of any provision of the Insurance Act; (ii) we have ceased to carry on business; (iii) Blue Capital Re has persistently failed to pay fees due under the Insurance Act; (iv) Blue Capital Re has been shown to have not complied with a condition attached to its registration or with a requirement made of us under the Insurance Act; (v) we are convicted of an offense against a provision of the Insurance Act; (vi) Blue Capital Re is, in the opinion of the BMA, found not to have been carrying on business in accordance with sound insurance principles; or (vii) any of the minimum criteria for registration under the Insurance Act is not or will not have been fulfilled. If the BMA were to suspend or revoke Blue Capital Re’s license, we could lose our exemption under the U.S. Investment Company Act of 1940, as amended (which we refer to as the “Investment Company Act”).

Annual Statutory Financial Statements and Return; Independent Approved Auditor. The Insurance Act generally requires all insurers to: (i) prepare annual statutory financial statements and returns; and (ii) appoint an independent auditor who will annually audit and report on the statutory financial statements and returns of the insurer. The independent auditor of the insurer must be approved by the BMA and may be the same person or firm that audits the insurer’s financial statements and reports for presentation to its shareholders. The auditor must be approved by the BMA as the independent auditor of the insurer. If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor within 14 days, if not agreed sooner by the insurer and the auditor. Blue Capital Re’s independent auditor has been approved by the BMA.

An insurer may, however, file an application under the Insurance Act to have the requirement to file audited statutory financial statements annually with the BMA waived. In this instance, Blue Capital Re has obtained such a waiver from the BMA.

Minimum Liquidity Ratio. The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. Relevant liabilities include, but are not limited to, are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities and letters of credit and guarantees.

Minimum Solvency Margin. The Insurance Act provides that the value of the assets of an insurer must exceed the value of its liabilities by an amount greater than its prescribed minimum solvency margin.

The minimum solvency margin that must be maintained by a Class 3A insurer with respect to its general business is the greatest of: (i) $1.0 million; (ii) 20% of net premiums written where such net premiums do not exceed $6.0 million and $1.2 million plus 15% of net premiums written where such net premiums exceed $6.0 million; and (iii) 15% of net undiscounted aggregate loss and loss expense provisions and other insurance reserves.

An insurer may, however, file an application under the Insurance Act to waive the aforementioned requirements. In this instance, Blue Capital Re has obtained a waiver from the BMA so that its minimum solvency margin shall remain at $1.0 million at all times.

Enhanced Capital Requirements; Bermuda Solvency Capital Requirements; Eligible Capital Requirements. Class 3A insurers are required to maintain available capital and surplus at a level equal to or in excess of its enhanced capital requirement which is established by reference to either the Bermuda Solvency Capital Requirement - Small and Medium-Sized Entities model or an approved internal capital model. Furthermore, to enable the BMA to better assess the quality of the insurer’s capital resources, a Class 3A insurer is required to disclose the makeup of its capital in accordance with the recently introduced “3-tiered capital system.”

An insurer may, however, file an application under the Insurance Act to waive the aforementioned requirements. In this instance, Blue Capital Re has obtained such a waiver from the BMA.

Restrictions on Dividends and Distributions.  A Class 3A insurer is prohibited from declaring or paying a dividend if it fails to meet its minimum solvency margin, enhanced capital requirement or minimum liquidity ratio, or if the declaration or payment of such dividend would cause such breach. If a Class 3A insurer fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.

Further, under the Companies Act, Blue Capital Re may only declare or pay a dividend if Blue Capital Re has no reasonable grounds for believing that: (i) it is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of its assets would be less than its liabilities.

Reduction of Capital.  Blue Capital Re, as a general business insurer, may not reduce its total capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as capital.

As a Class 3A insurer, where Blue Capital Re seeks to reduce its capital by 15% or more, as set out in its previous year’s financial statements, it must also submit an affidavit signed by at least two directors (one of whom must be a Bermuda resident director, if any of Blue Capital Re’s directors are resident in Bermuda) and the principal representative stating that the proposed reduction will not cause Blue Capital Re to fail its relevant margins. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.

Supervision, Investigation and Intervention.  The BMA may appoint an inspector to investigate the affairs of an insurer or a designated insurer (as detailed in “Group Supervision” below) if the BMA believes that an investigation is required in the interest of the insurer’s or insurance group’s policyholders or potential policyholders. In order to verify or supplement information otherwise provided to it, the BMA may direct an insurer or designated insurer to produce documents or information relating to matters connected with the insurer’s or insurance group’s business. Further, the BMA has the power to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information.

An inspector may examine, under oath, any past or present officer, employee or insurance manager of the insurer or designated insurer under investigation in relation to its business and may apply to the court in Bermuda for an order that other persons may also be examined on any matter relevant to the investigation. It will be the duty of any insurer or designated insurer in relation to whose affairs an inspector has been appointed and of any past or present officer, employee or insurance manager of such insurer to produce to the inspector on request all books, records, and documents relating to the insurer or designated insurer under investigation which are in its custody or control and otherwise to give to the inspector all assistance in connection with the investigation which it is reasonably able to give.

If it appears to the BMA that there is a risk of the insurer or designated insurer becoming insolvent, or that the insurer or designated insurer is in breach of the Insurance Act or any conditions imposed upon its registration, or the minimum criteria stipulated in the Insurance Act are not or have not been fulfilled in respect of a registered insurer, or that a person has become a Controller (as defined below) without providing the BMA with the appropriate notice or in contravention of a notice of objection, or the registered insurer is in breach of its enhanced capital requirement, or that a designated insurer is in breach of any provision of the Insurance Act or the regulations or rules applicable to it, the BMA may issue such directions as appear desirable for safeguarding the interests of policyholders or potential policyholders of the insurer or the insurance group. The BMA may also direct the insurer or designated insurer: (i) not to take on any new insurance business; (ii) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities; (iii) not to make certain investments; (iv) to realize certain investments; (v) to maintain in, or transfer to the custody of, a specified bank, certain assets; (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments; (vii) to limit its premium income; (viii) to remove a Controller or officer; or (ix) to file a petition for the winding-up of the insurer.

A “Controller” for this purpose means a managing director, chief executive or other person in accordance with whose directions or instructions the directors of Blue Capital Re are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is otherwise able to exercise a significant influence over the management of Blue Capital Re.

The BMA may also make rules prescribing prudential standards with which the insurer must comply. Blue Capital Re may make an application to be exempted from such rules.

Winding-up. The BMA may present a petition for the winding-up of an insurer on the ground that: (i) the insurer is unable to pay its debts within the meaning of sections 161 and 162 of the Companies Act; (ii) the insurer has failed to satisfy an obligation to which it is or was subject by virtue of the Insurance Act; or (iii) the insurer has failed to satisfy the obligation imposed upon it by section 15 of the Insurance Act as to the preparation of accounts or to produce or file financial statements in accordance with section 17 of the Insurance Act, and that the BMA is unable to ascertain the insurer’s financial position. In addition, if it appears to the BMA that it is expedient in the public interest that an insurer should be wound up, it may present a petition for it to be so wound up if a court thinks it just and equitable for it to be so wound up.

Disclosure of Information. In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to it. Further, the BMA has been given powers to assist foreign regulatory authorities with their investigations involving insurance and reinsurance companies in Bermuda, subject to certain restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation with the foreign regulatory authorities is in the public interest. The grounds for disclosure by the BMA to a foreign regulatory authority without consent of the insurer are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Non-Insurance Business.  Blue Capital Re, as a Class 3A insurer, may not engage in non-insurance business unless that non-insurance business is ancillary to its core business. Non-insurance business means any business other than insurance business and includes carrying on investment business, managing an investment fund as an operator, carrying on business as a fund administrator, carrying on banking business, underwriting debt or securities or otherwise engaging in investment banking, engaging in commercial or industrial activities or carrying on the business of management, sales or leasing of real property.

Bermuda Insurance Code of Conduct. The BMA has implemented an insurance code, the Insurance Code of Conduct (which we refer to as the “Bermuda Insurance Code”), which came into effect on July 1, 2010. The BMA established July 1, 2011 as the date of compliance for all insurers. The Bermuda Insurance Code contains the duties, requirements and compliance standards to be adhered to by all insurers. The Bermuda Insurance Code stipulates that in order to achieve compliance therewith, insurers are to develop and apply policies and procedures capable of assessment by the BMA. The board of directors of Blue Capital Re has the responsibility to ensure that Blue Capital Re is compliant with the Bermuda Insurance Code.

Notification of Material Changes.  All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business that is part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act; (ii) the amalgamation with or acquisition of another firm; (iii) engaging in unrelated business that is retail business; (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer; (v) outsourcing all or substantially all of our actuarial, risk management and internal audit functions; (vi) outsourcing all or a material part of an insurer’s underwriting activity; (vii) the transfer, other than by way of reinsurance, of all or substantially all of a line of business; and (viii) the expansion into a material new line of business.

No registered insurer shall take any steps to give effect to a material change unless it has first served notice on the BMA that it intends to effect such material change and, before the end of 14 days, either the BMA has notified such company in writing that it has no objection to such change or that the period has lapsed without the BMA having issued a notice of objection.

Before issuing a notice of objection, the BMA is required to serve upon the person concerned a preliminary written notice stating the BMA’s intention to issue formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the BMA which shall be taken into account by the BMA in making its final determination.

Proposed Insurance Act Amendments

In October 2013 the BMA proposed that the Insurance Act be amended by addressing various housekeeping issues relating to initiatives arising out of consultation with industry.

The proposed amendments, which are to become effective January 1, 2014, have not yet been finalized by the BMA.

Notifications to the BMA

In the event that the share capital of an insurer (or its parent) is traded on any stock exchange recognized by the BMA, then any shareholder must notify the BMA within 45 days of becoming a 10%, 20%, 33% or 50% shareholder of such insurer. An insurer or reinsurer must also provide written notice to the BMA that a person has become, or ceased to be, a Controller of that insurer or reinsurer.

Blue Capital Re is also required to notify the BMA in writing in the event any person has become or has ceased to be a Controller or an officer of it, an officer being a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

Failure to give any required notice is an offense under the Insurance Act.

Group Supervision. The BMA may, in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. An insurance group is defined as a group of companies that conducts exclusively, or mainly, insurance business.

Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the designated insurer (the “Designated Insurer”) and it shall give to the Designated Insurer and other competent authorities written notice of its intention to act as group supervisor. Once the BMA has been designated as group supervisor, the Designated Insurer must ensure that an approved group actuary is appointed to provide an opinion as to the adequacy of the insurance group’s insurance reserves as reported in its group statutory financial statements.

Pursuant to its powers under the Insurance Act, the BMA will maintain a register of particulars for every insurance group for which it acts as the group supervisor detailing, among other things, the names and addresses of the Designated Insurer; each member company of the insurance group falling within the scope of group supervision; the principal representative of the insurance group in Bermuda; other competent authorities supervising other member companies of the insurance group; and the insurance group auditors. The Designated Insurer must notify the BMA of any changes to the above details entered on the register of an insurance group.

As group supervisor, the BMA will perform a number of supervisory functions including: (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the insurance group; (iii) carrying out an assessment of the insurance group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.

In carrying out its functions, the BMA may make rules for: (i) assessing the financial situation and the solvency position of the insurance group and its members; and (ii) regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.

We are not currently subject to group supervision, but the BMA may exercise its authority to act as our group supervisor in the future if we form overseas entities. We are not planning on forming overseas entities in the foreseeable future.

Corporate Bermuda Law Considerations

Although the Company is incorporated in Bermuda, it is designated as a non-resident for Bermuda exchange control purposes by the BMA. Pursuant to its non-resident status, the Company may engage in transactions in currencies other than the Bermuda dollar, and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to non-residents who are holders of its Common Shares in currencies other than the Bermuda dollar.

In accordance with Bermuda law, share certificates are issued only in the names of corporations, other separate legal entities or individuals. In the case of an applicant acting in a special capacity (for example, as an executor or trustee), certificates may, at the request of the applicant, record the capacity in which the applicant is acting. Notwithstanding the recording of any such special capacity, we are not bound to investigate or incur any responsibility in respect of the proper administration of any such estate or trust. We will take no notice of any trust applicable to any of our Common Shares whether or not we have notice of such trust.

Each of the Company, Blue Capital Re and Blue Capital Re ILS is incorporated in Bermuda as an “exempted company.” Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that required for their business and held by way of lease or tenancy for a term of not more than 50 years, or, with the consent of the Minister of Economic Development, that which is used to provide accommodations or recreational facilities for its officers and employees and is held by way of lease or tenancy for a term of not more than 21 years) without the express authorization of the Bermuda legislature; (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of BDA $50,000 without the consent of the relevant Ministers; (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities; or (iv) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda or under license granted by the Minister of Economic Development. Blue Capital Re is a licensed insurer in Bermuda, and so it may carry on activities from Bermuda that are related to and in support of its insurance business.

Each of the Company, Blue Capital Re and Blue Capital Re ILS need to comply with the provisions of the Companies Act regulating the payment of dividends and the making of distributions from contributed surplus. A company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. In addition, certain provisions of the Insurance Act limit our ability to pay dividends.

Under the Companies Act, where a Bermuda company issues shares at a premium (that is, for a price above the par value), whether for cash or otherwise, a sum equal to the aggregate amount or value of the premium on those shares must be transferred to an account called “the share premium account.” The provisions of the Companies Act relating to the reduction of the share capital of a company apply as if the share premium account were paid-up share capital of that company, except for certain matters such as: (i) paying up unissued shares to be issued as fully paid bonus shares; (ii) writing off preliminary expenses, commissions or offering a discount on any issue of our shares; or (iii) providing for the premiums payable on redemption of our shares. The paid-up share capital may not be reduced if, on the date the reduction is to be effected, there are reasonable grounds for believing that the company is, or after the reduction would be, unable to pay its liabilities as they become due.

Exempted companies, such as the Company, Blue Capital Re and Blue Capital Re ILS, must comply with Bermuda resident representation provisions under the Companies Act. We do not believe that such compliance will result in any material expense to us.

Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 and the Exchange Control Act 1972 and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA, in its policy dated June 1, 2005, provides that where any equity securities, which would include our Common Shares, of a Bermuda company are listed on an appointed stock exchange (the New York Stock Exchange is deemed to be an appointed stock exchange under Bermuda law), general permission is given for the issue and subsequent transfer of any securities of the company from and to a non-resident, for as long as any equity securities of the company remain so listed.

Notwithstanding the above general permission, we have applied for and received permission from the BMA to, subject to our Common Shares being listed on an appointed stock exchange (which includes the New York Stock Exchange), issue, grant, create, sell and transfer freely any of our shares, stock, bonds, notes (other than promissory notes), debentures, debenture stock, units under a unit trust scheme, shares in an oil royalty, options, coupons, rights and depository receipts to and among persons who are either resident or non-resident of Bermuda for exchange control purposes.

Bermuda Work Permit Considerations

Under Bermuda law, non-Bermudians (other than spouses of Bermudians and individuals holding permanent resident’s certificates or working resident’s certificates) may not engage in any gainful occupation in Bermuda without the appropriate governmental standard work permit.

Standard work permits can be obtained for a one-, two-, three-, four- or five-year period. Where a standard work permit is being applied for, it is a requirement that the job must be advertised for three days (within an eight-day period) in the local newspaper. Should no Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate or working resident’s certificate) meet the minimum standards as stipulated in the advertisement, the employer may then apply for a standard work permit for the non-Bermudian. Employers must complete a Recruitment Disclosure Form and provide information, including the qualifications of all applicants. The Department of Immigration will compare the qualifications and experience of any Bermudian applicants (or spouse of a Bermudian or holder of a permanent resident’s certificate or working resident’s certificate) to that stipulated in the advertisement and to the non-Bermudian to be satisfied that the role could not have been filled by a Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate or working resident’s certificate). In addition to the advertising, there are also many other documents that are required prior to the Department of Immigration making their decision.

If the position for which the standard work permit is being applied is that of a Chief Executive Officer or Senior Executive, the Minister of Home Affairs may, on occasion, waive the requirement to advertise.

If an employer wishes to change an employee’s job title, provided that the job description, duties, remuneration and benefits remain unchanged, the employer does not need to advertise or obtain the permission of the Minister of Home Affairs to do this, but it must inform the Department of Immigration and pay the necessary fee after the change has occurred.

If an employer wishes to promote an employee currently on a work permit from his current job to another within the same business, the permission of the Minister of Home Affairs must first be obtained. The employer will need to provide evidence of internal recruitment efforts and consideration of internal Bermudian candidates.

A temporary work permit can take up to ten working days to process and a standard work permit can take up to four weeks to process.

EMPLOYEES

We do not currently have any employees. Our Chief Executive Officer and our interim Chief Financial Officer are employees of Montpelier, and they provide us with these services pursuant to the Administrative Services Agreement. We expect to hire a permanent Chief Financial Officer, who will not be an employee of Montpelier, within 24 months of the IPO. We do not expect that this employee will work under a collective bargaining arrangement.

We do not have the staff or capability to manage our underwriting or investment practices within our organization. Instead, we have outsourced these functions to the Managers, subject to oversight by our Chief Executive Officer, our interim Chief Financial Officer and the Board. As a result, the performance of the Managers is critical to our business.

INTELLECTUAL PROPERTY

There are no aspects of our business that require a patent, trademark or copyright. We do not own any patent, trademark or copyright. Montpelier owns and has registered the Blue Capital® trademark. We have entered into a trademark license agreement with Montpelier providing for the royalty-free license of the Blue Capital® trademark. Under the terms of the trademark license agreement, we generally must indemnify Montpelier and its affiliates, directors, officers, employees, agents, successors and permitted assigns for, from and against losses: (i) on account of any third-party claim or proceeding arising out of the performance of the trademark license agreement; or (ii) from any breach of, or failure to perform, any covenant or obligation of ours contained in the trademark license agreement.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (which we refer to as the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to as the “JOBS Act”). As a result, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. These exemptions include:

•                reduced disclosure about our executive compensation arrangements and no requirement to include a compensation discussion and analysis;

•                no requirement to hold non-binding advisory shareholder votes on executive compensation or golden parachute arrangements;

•                an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (which we refer to as “Sarbanes-Oxley”); and

•                the ability to use an extended transition period for complying with new or revised accounting standards.

We intend to take advantage of some, but not all, of the exemptions available to emerging growth companies until such time that we are no longer an emerging growth company. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you invest.

We are irrevocably electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

We will continue to be an emerging growth company until the earliest to occur of: (i) the last day of the year during which we had total annual gross revenues of at least $1.0 billion (as indexed for inflation); (ii) the last day of the year following the fifth anniversary of the date of the IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”).

AVAILABLE INFORMATION

We are subject to the informational reporting requirements of the Exchange Act.  In accordance therewith, we file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). These documents are electronically available at www.bcapre.bm and www.sec.gov at the same time they are filed with or furnished to the SEC. They are also available to copy or view at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. For further information call 1-800-SEC-0330.  In addition, our Code of Conduct and Ethics as well as the various charters governing the actions of certain of our Committees of the Board, including our Audit Committee and our Compensation and Nominating Committee (the “Compensation Committee”) charters, are available at www.bcapre.bm.  Updates to, as well as waivers of, our Code of Conduct and Ethics will also be made available on our website. Our website is not part of this Report on Form 10-K and nothing from our website shall be deemed to be incorporated into this report.

We will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested).  Requests should be directed to Investor Relations, Blue Capital Reinsurance Holdings Ltd., P.O. Box HM 2079, Hamilton, Bermuda HM HX, telephone (441) 278-5004 or info@bcapre.bm.  All such documents are also physically available at our principal office at 94 Pitts Bay Road, Pembroke, Bermuda HM 08.

Item 1A.  Risk Factors

Our business, financial condition and results of operations can be impacted by a number of risk factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.  Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition.

Risks Related to Our Business and Industry

We have no operating history that you can use to evaluate our business, and we may not be able to operate our business successfully.

We are a newly established Bermuda exempted company and have no operating history. Accordingly, there are no meaningful historical financial statements or other operating or financial data with which you can evaluate us or our business. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies.

We currently do not have any employees of our own, and we depend (and will continue to depend) on service providers to perform substantially all of our executive, administrative and other functions, and termination of any of these relationships may materially disrupt our business.

We currently do not have any employees of our own. Our Chief Executive Officer and our interim Chief Financial Officer are employees of Montpelier and their services are provided to us through the Administrative Services Agreement.

Our Chief Executive Officer, Mr. William Pollett, also serves as Senior Vice President and Chief Corporate Development and Strategy Officer and Treasurer of Montpelier and is the President and Chief Executive Officer of the Investment Manager and the Reinsurance Manager and, therefore, does not dedicate all of his time to running our business and is not required to dedicate any specific amount of time to running our business. As a result of Mr. Pollett’s other obligations, Mr. Pollett is not able to dedicate as much time to running our business as would a typical Chief Executive Officer, and Mr. Pollett may face conflicts of interest that may make it difficult for him to operate our business.

Our interim Chief Financial Officer, Mr. Michael S. Paquette, also serves as the Chief Financial Officer and is an Executive Vice President of Montpelier, and is only serving as our Chief Financial Officer on an interim basis until a permanent replacement is identified. Until we hire a permanent replacement for our interim Chief Financial Officer, our interim Chief Financial Officer will not dedicate all of his time to running our business. We intend to hire a permanent Chief Financial Officer within 24 months of the IPO, but we cannot assure you that we will find a permanent Chief Financial Officer with the requisite skill and experience necessary for our business to be successful in a timely manner or at all.

Even after we hire a permanent Chief Financial Officer, who is the only employee we currently intend to hire, we will rely on service providers to perform many of our executive, administrative and other functions. In particular, an affiliate of Montpelier provides us with accounting, legal, administrative and other services that are integral to our day-to-day operations. Failure by any service provider, whether or not an affiliate of Montpelier, to carry out its obligations to us in accordance with the terms of its agreement or to perform its obligations to us as a result of insolvency, bankruptcy or other causes could make it difficult, or in some cases impossible, for us to operate our business. In addition, the termination of any of these service relationships or any delay in appointing or finding a suitable replacement provider (if one exists) could make it difficult for us to operate our business.

Our Chief Executive Officer, our interim Chief Financial Officer and the officers of the Managers will continue to be compensated by Montpelier.

Our Chief Executive Officer, our interim Chief Financial Officer and the officers of the Managers are employees of Montpelier and will continue to be compensated by Montpelier, including through membership in Montpelier’s incentive compensation plans. As a result, they may, consciously or unconsciously, favor Montpelier in dealings among us, Montpelier and the Managers.

Reputation is an important factor in the reinsurance industry, and our lack of an established reputation may make it difficult for us to attract or retain clients.

Reputation is a very important factor in the reinsurance industry, and competition for clients is, in part, based on reputation. Although our reinsurance policies will be fully collateralized and we may benefit from the reputation and experience of Montpelier and its subsidiaries, including the Managers, we are a newly formed reinsurance company and do not yet have an established reputation in the reinsurance industry. Our lack of an established reputation may make it difficult for us to attract or retain clients. While some counterparties may prefer to enter into reinsurance contracts with a rated reinsurer, we do not currently intend to obtain financial strength ratings. We do not own the Blue Capital® trademark, but we have entered into a trademark license agreement with Montpelier providing for the license of the Blue Capital® trademark to us. We will consequently be unable to prevent any damage to our reputation that may occur as a result of the activities of Montpelier and others. Furthermore, in the event that any of the Investment Management

Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement is terminated, or the trademark license agreement is otherwise terminated, we may be unable to use the Blue Capital® trademark.

We have substantial exposure to losses arising from unpredictable natural disasters and other catastrophic events. Claims from these events could reduce our earnings and cause substantial volatility in our results of operations.

We have substantial exposure to losses arising from unpredictable natural disasters and other catastrophic events, such as hurricanes, windstorms, earthquakes, floods, fires, explosions and terrorism. In recent years, we believe that the frequency of major weather-related catastrophes has increased and changes in climate conditions, primarily global temperatures and expected sea levels, may serve to further increase the severity, and possibly the frequency, of natural disasters and other catastrophic events. The occurrence of an unusually severe catastrophe could cause us to incur severe losses that impair a significant portion of our capital. As a fully collateralized reinsurer, any sudden and substantial calls upon our collateral resources may prevent us from being able to enter into future collateralized reinsurance contracts.

The extent of losses from catastrophes is a function of the frequency of loss events, the total amount of insured exposure in the area affected by each event and the severity of the events. Increases in the value of insured property, the effects of inflation and changes in cyclical weather patterns may increase the severity of claims from catastrophic events in the future. Claims from catastrophic events could materially reduce our earnings and cash flows, cause substantial volatility in our results of operations and cash flows for any period or materially impact our financial condition. Our ability to enter into additional reinsurance contracts or to make additional investments could also be impacted as a result of corresponding reductions in our capital.

The Managers seek to manage some of our key quantifiable risks using a combination of CATM®, various third-party models and their underwriting judgment. The models that the Managers use help them to control risk accumulation, to inform our management and to improve our risk/return profile; however, these models may prove to be inaccurate and may understate our exposures. The Managers focus on tracking exposed contract limits, estimating the potential impact of a single catastrophe event, and simulating our annual performance to reflect our aggregate underwriting and investment risk. We cannot assure you that any of these techniques, including the use of CATM® or other modeling techniques, will be successful in managing our risks. Accordingly, if the Managers’ assumptions are incorrect, the losses that we might incur from an actual catastrophe could be significantly higher than the Managers’ expectation of losses generated from modeled catastrophe scenarios and, as a result, our business could be materially and adversely affected.

Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties. These measures do not predict our actual exposure to, nor guarantee our successful management of, future losses that could have a material adverse effect on our financial condition and results of operations.

Our approach to risk management, and our estimates of the net impact from single event losses such as those contained in Item 7 herein, rely on subjective variables that entail significant uncertainties. For example, in our reinsurance contracts, the effectiveness of our reinsurance contract zonal limits in managing risk depends largely on the degree to which an actual event is confined to the zone in question and on our ability to determine the actual location of the risks insured. Moreover, in the reinsurance contracts we write, the definition of a single occurrence may differ from policy to policy, and the legal interpretation of a policy’s various terms and conditions following a catastrophic event may be different from that which we envisioned at its inception. For these and other reasons, there can be no assurance that our actual net aggregate reinsurance treaty limits by zone, or our net impact from single event loss by return period, will not exceed the Natural Catastrophe Risk Management disclosures contained in Item 7 herein.

In addition, our Natural Catastrophe Risk Management disclosure contained in Item 7 herein involves a substantial number of subjective variables, factors and uncertainties. Small changes in assumptions, which depend heavily on the Managers’ and our judgment, can have a significant impact on the modeled outputs.  Although we believe that these probabilistic measures provide a meaningful indicator of the relative riskiness of certain events and changes to our business over time, these measures do not predict our actual exposure to, nor guarantee our successful management of, future losses that could have a material adverse effect on our financial condition and results of operations.

The Board has approved broad underwriting guidelines for the Managers and neither the Board nor our management will approve each decision made by the Managers.

The Managers are authorized to follow broad guidelines in pursuing our strategy, portfolio execution, risk management and other support services. The Board will periodically review our guidelines and our portfolio and asset management decisions. They will not, however, review or approve all proposed investment decisions or underwriting decisions. In addition, in conducting periodic reviews, our management and the Board will rely primarily on information provided to them by the Managers. The Managers have great latitude within the guidelines to determine the types of investments and underwriting decisions they will make on our behalf. Poor decisions by either of the Managers could have a material adverse effect on our business.

We may change our underwriting guidelines or our strategy without shareholder approval.

The Board has the authority to change our underwriting guidelines or our strategy without notice to our shareholders and without shareholder approval. As a result, we may make fundamental changes to our operations without shareholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy or underwriting guidelines described in the section titled “Business” or elsewhere in this Report on Form 10-K.

We rely on the Managers for services that are essential to the operation of our business, and the loss of either or both of the Managers would make it difficult to operate our business.

The Investment Manager manages our assets, subject to our underwriting guidelines and the oversight of the Board. Because we have no full-time employees, we are not able to manage our assets without the benefit of the services of the Investment Manager, which has significant discretion as to the management of such assets.

The Reinsurance Manager provides underwriting services to Blue Capital Re, including underwriting decisions, loss control, exposure management and modeling and statistical, claims, actuarial and administrative support services. Because it does not have any full-time employees, Blue Capital Re cannot implement its underwriting strategy without the benefit of these services, and the Reinsurance Manager has significant discretion as to Blue Capital Re’s underwriting practices, within the broad scope of our underwriting guidelines and the oversight of the Board. Blue Capital Re is also dependent on the Reinsurance Manager to accurately price the risks underwritten on its behalf pursuant to the Underwriting and Insurance Management Agreement in order to meet its financial goals.

In the event that these services were to cease to be available from the Managers, we would be required to replace either or both Managers with third-parties or to hire employees. In addition, the performance of the Managers depends heavily on the experience and availability of a limited number of individuals, all of whom, through Montpelier’s ownership of the Managers, are affiliated with Montpelier. Any loss of these individuals, for example, to death, incapacity, termination or resignation, could adversely affect the performance of the affected Manager. We cannot assure you that we could find a suitable replacement for either or both of the Managers quickly or at all, and any replacement may increase our expenses. The loss of either or both of the Managers could materially impair our ability to successfully operate our business.

We are dependent on Montpelier and if Montpelier were to experience difficulties, we could be materially adversely affected.

Since the Managers are both affiliates of Montpelier, and our Chief Executive Officer and interim Chief Financial Officer are both employees of Montpelier, if Montpelier’s business were to experience difficulties, the attention and time of Montpelier’s management would likely be directed to dealing with those difficulties. In these circumstances, there may not be sufficient management attention to our business, and our operations could suffer. In addition, in that event it is also possible that ceding companies would be reluctant to do business with Montpelier, and therefore us, which could have a material adverse effect on our business. It may be difficult, costly or time-consuming to replace the Managers or the other services Montpelier provides.

We compete with the Managers’ other accounts for access to their services.

Each of the Managers currently manages multiple accounts with focuses that may overlap to a greater or lesser extent with our strategy, and each of the Managers expects to continue to do so in the future. Neither of the Managers is restricted in any way from sponsoring or accepting business or capital from new clients, insurance companies, funds or other accounts, including businesses that are similar to, or that overlap with, our business. Therefore, we compete with other sources of capital for access to the time and attention of the Managers. For the same reasons, the personnel of the Managers will dedicate a substantial portion of their time and attention to managing third-party assets.

We compete with Montpelier accounts, accounts affiliated with Montpelier and third-parties for underwriting opportunities and other opportunities.

Many, if not most, of our targeted underwriting and other opportunities are also opportunities targeted to a greater or lesser extent by Montpelier, affiliates of Montpelier and other accounts of the Managers. Neither of the Managers has any duty to allocate any or all such opportunities to us. The Managers make available to us opportunities to enter into reinsurance transactions, purchase insurance-linked securities and make investments that they determine are appropriate for us in accordance with their allocation policies and our underwriting guidelines. The Managers have significant discretion as to our investment and underwriting practices, subject to our underwriting guidelines and the oversight of the Board. We expect that the Managers will primarily allocate any overlapping opportunities on a proportional basis among the various accounts that they manage.

With respect to the renewal of policies that are in place for the benefit of other accounts managed by the Managers at the time we initially deploy the proceeds of the IPO and the Private Placement, the Managers will likely allocate renewal of any such policy to the account or accounts that existed prior to the IPO (up to the amount of the original exposure of that policy and subject to capital and other limits applicable to those accounts that may exist at the time of renewal). As a result, we may not, at the time we initially deploy the proceeds of the IPO and the Private Placement, benefit from renewal opportunities to the same extent as other accounts presently managed by the Managers, and these renewal opportunities may benefit from the historical performance and reserve experience derived from the original policy. The opportunities in which our assets are initially deployed may therefore, as a whole, present greater risk than those allocated to other accounts presently managed by the Managers.

There may be conflicts of interest that result from our relationships with Montpelier and the Managers, which could result in decisions that are not in the best interests of our shareholders.

There may be conflicts of interest that arise out of our relationship with Montpelier and the Managers. One of our directors is also a director of Blue Capital Global Reinsurance Fund Limited, a closed-ended mutual fund which is also served by the Managers. Our Chief Executive Officer and interim Chief Financial Officer are also employees of Montpelier. In addition, the Managers are both wholly owned by Montpelier. As a result, our officers, our directors, the Investment Manager or the Reinsurance Manager may have conflicts between their duties to us and their duties to, and interests in, Montpelier or other parties.

Pursuant to the BW Retrocessional Contract, beginning in 2014 we may participate in retrocessional, quota share and fronting agreements with Montpelier or its affiliates, and we may enter into other agreements or acquire investments in which Montpelier or its affiliates have an interest. Although these transactions may present conflicts of interest, we nonetheless may pursue and consummate these transactions.

In deciding whether to issue debt or equity securities, we will rely in part on recommendations made to us by the Managers.  Because the Managers earn fees that are closely related to the total amount of our earnings and capital, the Managers may have an incentive to recommend that we issue debt or equity securities.

The officers and employees of the Managers will devote as much time to us as the Managers deem appropriate. However, these officers and employees may have conflicts in allocating their time and services among us, Montpelier, affiliates of Montpelier and other accounts. During turbulent conditions in the reinsurance industry or other times when we will need focused support and assistance from the Managers, Montpelier and entities affiliated with Montpelier will likewise require greater focus and attention, placing the Managers’ time and resources in high demand. In this situation, we may not receive the support and assistance we require or would otherwise receive if we were completely internally managed or if the Managers did not act as managers for other entities. Although we believe the Managers have established appropriate procedures to manage any actual or potential conflicts of interest, these procedures do not provide assurance that such conflicts will be avoided.

Each of the Managers has limited operating history that you can use to evaluate their performance.

The Investment Manager and the Reinsurance Manager began their current operations in 2011 and 2012, respectively, and, as a result, each has a limited performance history that you can use to evaluate them. Although the Managers are operated by Montpelier and individuals with experience in the property catastrophe reinsurance market make investment and underwriting decisions on our behalf, we cannot assure you that the Managers will generate results similar to the results generated by Montpelier in the past, or that the Managers will be able to make investments or underwriting decisions similar to those made by Montpelier. For example, the Managers may not gain access to transactions in which more established entities are able to participate. Accordingly, the Managers, and therefore we, may not perform in the manner you expect.

As a Bermuda company, we may be unable to attract and retain our employees.

Our Chief Executive Officer is employed in Bermuda, and any future employees may be employed in Bermuda. We also rely on services from other Bermuda companies, including the Managers. It may be difficult to attract and retain experienced personnel in Bermuda, particularly if we are unable to secure Bermuda work permits for our personnel or if the Managers’ personnel are unable to secure Bermuda work permits. In addition, Bermuda is currently a highly competitive location for qualified staff, especially in the reinsurance and insurance industry, making it harder to attract and retain employees. As our success depends on our ability to hire and retain personnel, any future difficulties in hiring or retaining personnel in Bermuda or elsewhere could adversely affect our business.

The property reinsurance business has historically been cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable pricing, which could adversely affect our business.

Historically, the property reinsurance industry has been cyclical, and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of underwriting capacity, underwriting results of primary insurers, general economic conditions and other factors. The supply of property reinsurance is dependent upon prevailing prices, the level of insured losses and the level of industry capacity which, in turn, may fluctuate, including in response to changes in rates of return on investments being earned in the reinsurance industry.

The property catastrophe industry has historically been characterized by periods of strong price competition, also known as a “soft market,” due to excessive underwriting capacity, as well as periods of more favorable pricing, also known as a “hard market,” due to limited underwriting capacity. Increased capacity, frequently as a result of favorable pricing, is often provided by new entrants or by the commitment of additional capital by existing reinsurers. The industry’s capacity to write business diminishes as losses are incurred and the industry’s capital is depleted. As the industry’s capacity decreases, a hard market begins, which ultimately attracts additional capacity.

The supply of available property reinsurance capital has increased over the past several years and may increase further, either as a result of capital provided by new entrants or of the commitment of additional capital by existing insurers or reinsurers. In addition, alternative products, such as the collateralized reinsurance contracts that we and others will write and the insurance-linked securities that we and others may invest in, may also provide increased capacity. Continued increases in the supply of property reinsurance may have consequences for us and for the property catastrophe industry generally, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions.

The cyclical trends in the industry and the industry’s profitability can also be affected significantly by volatile and unpredictable developments, such as fluctuations in interest rates, changes in the investment environment that affect market prices of investments, realized investment losses and inflationary pressures that may affect the size of losses experienced by insureds and primary insurance companies. We expect to experience the effects of cyclicality, which could materially adversely affect our business.

Competition for business in our industry is intense, and this competition could adversely affect our profitability.

The reinsurance industry is highly competitive. We face intense competition, based upon, among other things, global capacity, market terms and conditions, product breadth, reputation and experience with respect to particular lines of business, relationships with reinsurance intermediaries, quality of service and perceived financial strength. We compete with a variety of operators, including: (i) major global reinsurance companies, many of which have extensive experience in reinsurance and have greater financial resources available to them than we do; (ii) other Bermuda-based reinsurers that write reinsurance and that target the same markets and utilize similar business strategies, many of which currently have more capital than we do; and (iii) capital markets participants that access business in securitized form, including through the issuance of insurance-linked securities, or through special purpose vehicles, derivative transactions or other instruments. This competition or any increase in competition could result in fewer submissions (i.e., requests for quotes) and lower rates, which could have an adverse effect on our growth and profitability.

In addition, ceding companies may retain larger shares of risk, thereby reducing overall demand for reinsurance. As a result of this competition and the possible decrease in demand, there may be fewer attractively priced underwriting opportunities, which could have an adverse impact on our expected profitability and our objective to invest substantially all of our available capital.

We are subject to the risk of being treated as an investment company under U.S. federal securities law, which may cause us to fundamentally restructure our business or potentially to cease operations.

The Investment Company Act contains registration requirements and a pervasive regulatory scheme that applies to companies that fall within the definition of “investment company” under that statute, and that do not have any available exception or exemption. We believe that we have available to us one or more exceptions or exemptions from the definition of investment company, including the exemption that is available to a company organized and regulated as a foreign insurance company (which must be engaged primarily and predominantly in the business of insurance or reinsurance).  Although we expect to be engaged primarily and predominantly in the reinsurance business, and we intend to conduct our business on an ongoing basis so that we are engaged primarily and predominantly in the reinsurance business, our investments in some insurance-related assets may or may not be considered part of the reinsurance business for Investment Company Act purposes, even though we view these investments as part of our reinsurance business. Nonetheless, because our investments in these insurance-related assets will not be the primary component of our business, we expect that we will still be engaged primarily and predominantly in the reinsurance business even if these insurance-related assets are not considered part of the reinsurance business for Investment Company Act purposes.

We are not, and do not intend to become, registered as an investment company under U.S. federal securities law.

The Investment Company Act regulates certain companies that invest in or trade securities. The Investment Company Act protects investors by, among other things, imposing restrictions on the ability of a registered investment company’s affiliates to engage in transactions with the company, and imposing requirements on the capital structure of a registered investment company, the custody of its assets and the composition of its board of directors. We are not registered, and we do not intend to register, as an investment company under the Investment Company Act; therefore, you will not benefit from the protections of the Investment Company Act.

If, as a result of our operations, we were deemed an “investment company,” and are not otherwise exempted from the definition, we would either have to seek to register under the Investment Company Act as an investment company or fundamentally restructure our business or cease operations. Since we are organized outside of the U.S., we could not register as an investment company without first applying for and obtaining an order of the SEC permitting us to do so. These orders have been granted very infrequently. Registered investment companies are subject to extensive and restrictive regulation that can adversely affect businesses like ours. Accordingly, if we were to register as an investment company after obtaining an order permitting us to do so, we would not be able to operate our business as we intend to conduct it. If we decided not to register under the Investment Company Act or if we were unable to register under the Investment Company Act, we would have to fundamentally restructure our business or cease operations.

If at any time it were established that we had been operating as an investment company in violation of the Investment Company Act, there would be a risk, among other material adverse consequences, that we would be subject to monetary penalties or injunctive relief, or both.

The Company is dependent upon dividends and distributions from its subsidiaries, and it may be unable to distribute dividends to its shareholders to the extent it does not receive dividends from its subsidiaries.

The Company has no substantial operations of its own and, accordingly, it relies primarily on cash dividends or distributions from its operating subsidiaries to pay its operating expenses and dividends to shareholders. Furthermore, Blue Capital Re is regulated by the BMA, and the ability of Blue Capital Re to pay dividends to the Company is limited under Bermuda law and regulations.

Blue Capital Re is registered as a Class 3A insurer under the Insurance Act. The Insurance Act, the conditions listed in the insurance license and the applicable approvals issued by the BMA provide that Blue Capital Re is required to maintain a minimum solvency margin of $1.0 million at all times. See “Regulation and Capital Requirements” for more information. A Class 3A insurer is prohibited from declaring or paying a dividend if it fails to meet, before or after declaration or payment of such dividend, its: (i) requirements under the Companies Act; (ii) minimum solvency margin; or (iii) enhanced capital requirement or minimum liquidity ratio. If a Class 3A insurer fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. The inability of our subsidiaries to pay dividends or make distributions to the Company, including as a result of regulatory or other restrictions, may prevent the Company from paying its expenses or paying dividends to its shareholders. See “Our Structure” for more information about our corporate structure.

In addition, under the Companies Act, each of the Company, Blue Capital Re and Blue Capital Re ILS may only declare or pay a dividend if it has no reasonable grounds to believe that: (i) it is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of its assets would be less than its liabilities. See “Regulation and Capital Requirements” for more information.

The Company cannot assure you that it will declare or pay future dividends on its Common Shares.

Although the Company currently intends to distribute a minimum of 90% of its Distributable Income to shareholders, it cannot assure you that it will declare or pay any dividends at this level or at all. Any determination to declare or pay future dividends to the Company’s shareholders will be at the discretion of the Board and will depend on a variety of factors, including: (i) the Company’s financial condition, liquidity, results of operations (including its ability to generate cash flow in excess of its expenses and its expected or actual net income) and collateral and capital requirements; (ii) general business conditions; (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; and (v) any other factors that the Board deems relevant.

Operational risks, including the risk of fraud and any errors and omissions, are inherent in our business and could have a material adverse impact on our business or results of operations.

Operational risks that are inherent in our business can result in financial losses, including those resulting from fraud or errors and omissions by any employees or by our third-party service providers, including the Managers. Although we believe that we have established appropriate controls and mitigation procedures to prevent significant fraud, errors and omissions and other potential irregularities from occurring, these controls and procedures do not provide absolute assurance as to the absence and mitigation of these risks.

Technology breaches or failures of the Managers’ information technology systems or a malicious cyber attack on us or our business partners and service providers could disrupt or otherwise negatively impact our business.

We, the Managers and other third-party service providers rely on information technology systems to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business. Furthermore, a significant portion of the communications between any employees, the Managers and third-party service providers depends upon information technology and electronic information exchange. The information technology systems of the Managers and other third-party service providers are vulnerable to data breaches, interruptions or failures due to events that may be beyond their control, including natural and man-made disasters, theft, terrorist attacks, computer viruses, hackers and general technology failures. In addition, any information technology systems we may develop would be vulnerable to these same risks. Despite safeguards we and our service providers take to protect our information systems, disruptions to and breaches of our and our service providers’ information technology systems are possible and may negatively impact our business.

Although neither we nor the Managers have ever experienced any known or threatened cases involving unauthorized access to our information technology systems or unauthorized appropriation of the data contained within such systems, we cannot assure you that such technology breaches will not occur in the future.

Our business strategy and target portfolio are not necessarily comparable to those of Montpelier or any other reinsurers, and our results may differ materially from those of Montpelier or other reinsurers.

There is no past performance of our investment or reinsurance portfolio for you to evaluate. We may enter into insurance-linked contracts or invest in assets that are unlike those within Montpelier’s portfolio or the portfolio of a comparable reinsurer. In addition, we will primarily enter into fully collateralized reinsurance contracts, which may have different qualities from the contracts entered into by comparable reinsurers. Therefore, we cannot assure you that Montpelier’s past performance will bear any relation to our performance in the future.

We cannot assure you that we will attain our financial goals.

Our business and results of operations are subject to uncertainties, risks and changes in circumstances that are difficult to predict. As a result, we cannot assure you that we will attain our financial goals. Failure to achieve our financial goals may make an investment in our Common Shares unattractive to some investors and may cause our Common Shares to trade at lower prices than those of comparable companies that successfully attain their financial goals.

We will primarily enter into fully collateralized reinsurance contracts and, as a result, our capacity for entering into reinsurance contracts or other investments will be limited by our equity capital, which currently consists only of the net proceeds raised by the IPO and the Private Placement, and we will only be able to redeploy that capital in future periods after it is released from the prior collateral trust account.

Blue Capital Re will not initially be, and may never become, a rated reinsurer, nor do we currently intend to obtain financial strength ratings. The reinsurance contracts that we enter into will therefore be fully collateralized. The requirement to post cash collateral in connection with the various insurance contracts that we enter into will limit our ability to enter into a large number of insurance contracts or pursue other opportunities. Furthermore, our ability to redeploy our capital annually can be impacted if the release of our collateral is not agreed to by our counterparties or if a loss event occurs, in which case the collateral pledged against the affected contract will not be available for redeployment until the loss is cleared. In addition, if our equity capital decreases over time, as a result of losses, expenses or other factors, we will be even more restricted in the number of contracts we can enter into and other opportunities we can pursue. As a result, our portfolio of insurance-linked contracts and other investments may be significantly less diverse than those of Montpelier or other reinsurance companies.

Some of the insurance-linked securities in which we may transact business have limited or no secondary markets, and this illiquidity may require us to realize assets below fair value.

There may not be an active market for some of the insurance-linked securities in which we may transact business, such as catastrophe bonds and industry loss warranties. As a result, it may require substantial time or may be difficult to sell any of these securities at fair value, and we may only be able to sell these securities below fair value.

Regulation may restrict our ability to operate and may restrict the ability of other reinsurers with which we do business to operate, which may adversely affect our ability to execute our strategy.

Reinsurance operations are subject to extensive regulation. Governmental agencies have broad administrative power to regulate many aspects of the reinsurance business, which may include premium rates, marketing practices, advertising, policy forms and capital adequacy. These governmental agencies are concerned primarily with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. Insurance laws and regulations can impose restrictions on the amount and type of investments, prescribe solvency standards that must be met and maintained, and require the maintenance of reserves. Changes in laws and regulations may restrict our ability to operate our current business or may have a material adverse effect upon our results of operations, cash flows or financial condition. Unexpected events, such as natural and man-made disasters or terrorist attacks, could lead to government intervention that affects the insurance and reinsurance markets. It may be difficult for us or the other reinsurers with which we do business to predict the exact nature, timing or scope of possible governmental initiatives. Governmental regulation and intervention could adversely affect our business and the business of other reinsurers with which we do business by:

•                            providing insurance and reinsurance capacity in markets and to consumers that we or the reinsurers with which we do business target;

•                            requiring us or the reinsurers with which we do business to participate in industry pools and guaranty associations;

•                            expanding the scope of coverage under existing policies;

•                            regulating the terms of insurance and reinsurance policies; or

•                            disproportionately benefitting the companies of one country over those of another.

The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability. These changes may result in delays or cancellations of products and services by insurers and reinsurers, which could adversely affect us or the reinsurers with which we do business. If, as a result of governmental regulation or intervention, the reinsurers with which we do business, including Blue Water Re and Montpelier Re, are adversely affected, this may limit our opportunity to do business with these reinsurers, including by way of writing retrocessional policies.

We are not currently subject to group supervision, but the BMA may exercise its authority to act as group supervisor in the future if we form overseas entities. We are not planning on forming overseas entities in the foreseeable future. See “Regulation and Capital Requirements” contained in Item 1 herein for more information.

Blue Capital Re is subject to regulation that may make it more difficult to operate our business.

Our subsidiary, Blue Capital Re, is registered as a Class 3A insurer. As a result, it is subject to regulation and supervision in Bermuda. Bermuda insurance statutes and regulations and policies of the BMA require Blue Capital Re to, among other things:

•                            maintain a fixed level of capital;

•                            maintain a minimum solvency margin valued at $1.0 million at all times;

•                            restrict dividends and distributions;

•                            obtain prior approval of ownership and transfer of shares;

•                            maintain a principal office and appoint and maintain a principal representative in Bermuda; and

•                            provide for the performance of certain periodic examinations of Blue Capital Re and its financial condition.

Furthermore, Blue Capital Re’s reinsurance contracts must be fully collateralized, the parties to the transactions must be sophisticated and Blue Capital Re must notify the BMA of each reinsurance contract it writes.

These statutes, requirements and regulations may, in effect, restrict our ability to write reinsurance policies, to distribute funds and to pursue our underwriting strategy.

We, the Investment Manager or the Reinsurance Manager may become subject to additional government or market regulation which may have a material adverse impact on our business.

There have recently been certain well-publicized incidents of regulators unexpectedly announcing regulatory changes or interpretations that prohibit strategies that have been implemented in a variety of formats for many years. Market disruptions like those experienced during the credit-driven equity market collapse in 2008, as well as the dramatic increase in the capital allocated to alternative asset management during recent years, have led to increased governmental as well as self-regulatory scrutiny of the insurance industry in general. In addition, certain legislation proposing greater regulation of the industry is periodically considered by governing bodies of some jurisdictions, and the credit-driven equity market collapse may increase the likelihood that some increased regulation of the industry is mandated.

Our exposure to potential regulatory initiatives could be heightened by the fact that we are domiciled in, and operate exclusively from, Bermuda. Bermuda is a small jurisdiction and may be disadvantaged when participating in global or cross-border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading European Union countries.

Because we are a Bermuda company, we are subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. In addition, we will be exposed to any changes in the political environment in Bermuda.

The Bermuda insurance and reinsurance regulatory framework has recently become subject to increased scrutiny in many jurisdictions. As a result, the BMA has recently implemented and imposed additional requirements on the companies it regulates, such as Blue Capital Re, as part of its efforts to achieve equivalence under Solvency II, the European Union regulatory regime that was enacted in November 2009 which imposes new solvency and governance requirements across all European Union Member States. Although Solvency II was originally supposed to have become effective in 2012, in November 2013 the European Union regulatory regime agreed on the final text of its Omnibus II directive which, among other things: (i) formally postpones the commencement of the Solvency II directive to 2016; (ii) enhances the role of the European Insurance and Occupational Pensions Authority (EIOPA) within the Solvency II regime; (iii) contains further provision for delegated legislation supplementing the directive; and (iv) addresses a number of controversial policy issues.

The rules applying to the Solvency II directive, as amended, are now required to be adopted by European Union Member States by March 2015 and are expected to apply from January 1, 2016.  Despite the fact that Bermuda had previously been granted temporary Solvency II equivalence, it remains unclear whether the European Commission will continue to recognize the solvency regime in Bermuda as being Solvency II equivalent. It also remains unclear as to what recent changes in the regulations are applicable to us, the Investment Manager or the Reinsurance Manager, the markets in which we and they trade and invest or the counterparties with which we and they do business.

Blue Capital Re is licensed as a reinsurer only in Bermuda, and we do not plan to seek licenses in any other jurisdiction. The suspension or revocation of Blue Capital Re’s license to do business as a reinsurance company in Bermuda for any reason would mean that we would not be able to enter into any new reinsurance contracts until the suspension ended or Blue Capital Re became licensed in another jurisdiction. Any such suspension or revocation of our license would negatively impact our reputation in the reinsurance marketplace and could have a material adverse effect on our business.

The process of obtaining licenses can be very time consuming and costly, and we may not be able to become licensed in a jurisdiction other than Bermuda should we choose to do so. The modification of the conduct of our business resulting from our becoming licensed in certain jurisdictions could significantly and negatively affect our business. In addition, our inability to comply with insurance statutes and regulations could significantly and adversely affect our business by limiting our ability to conduct business as well as by subjecting us to penalties and fines.

The BMA could revoke or suspend Blue Capital Re’s license in certain circumstances, including circumstances in which: (i) it is shown that false, misleading or inaccurate information has been supplied to the BMA by Blue Capital Re or on its behalf for the purposes of any provision of the Insurance Act; (ii) we have ceased to carry on business; (iii) Blue Capital Re has persistently failed to pay fees due under the Insurance Act; (iv) Blue Capital Re has been shown to have not complied with a condition attached to its registration or with a requirement made of us under the Insurance Act; (v) we are convicted of an offense against a provision of the Insurance Act; (vi) Blue Capital Re is, in the opinion of the BMA, found not to have been carrying on business in accordance with sound insurance principles; or (vii) any of the minimum criteria for registration under the Insurance Act is not or will not have been fulfilled. If the BMA suspended or revoked Blue Capital Re’s license, we could lose our exemption under the Investment Company Act.

Any suspension or revocation of Blue Capital Re’s reinsurance license would materially impact our ability to do business and implement our business strategy.

Insurance supervisors in the U.S. or elsewhere may review our activities and assert that we are subject to additional licensing requirements.

As a Class 3A Bermuda insurer registered under the Insurance Act, Blue Capital Re is subject to regulation and supervision in Bermuda. We do not presently expect that we will be admitted to do business in any jurisdiction other than Bermuda. In general, Bermuda insurance statutes, regulations and the policies of the BMA differ from U.S. insurance statutes and regulations. We cannot assure you that insurance supervisors in the U.S. or elsewhere will not review our activities and assert that we are subject to such jurisdiction’s licensing requirements. In addition, we may be subject to indirect regulatory requirements imposed by jurisdictions that may limit our ability to provide reinsurance. For example, our ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable supervisory bodies, and proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, non-U.S. reinsurers such as us.

If in the future we were to become subject to regulation under the laws of any state in the U.S. or the laws of the U.S. or of any other country, we may consider various alternatives to our operations. If we attempt to become licensed in another jurisdiction, for instance, we may not be able to do so and the modification of the conduct of our business or the non-compliance with insurance statutes and regulations could significantly and negatively affect our business.

We and the Reinsurance Manager are each highly dependent on a small number of reinsurance brokers.

We market our retrocessional and reinsurance policies worldwide primarily through insurance and reinsurance brokers. We expect that the majority of our gross premiums written will be sourced through a limited number of brokers. The Reinsurance Manager will also work with a limited number of brokers in connection with our retrocessional and reinsurance policies. The nature of our and the Reinsurance Manager’s dependency on these brokers relates to the high volume of business relative to our total business we expect that they will consistently refer to us and the Reinsurance Manager. Any deterioration in our or the Reinsurance Manager’s relationship with these brokers could result in these brokers advising cedants and other reinsurers to place their risks with other reinsurers rather than with us.  In addition, affiliates of some of these brokers have co-sponsored the formation of reinsurance companies or have established other arrangements, including serving as initial purchasers in offerings of catastrophe bonds, that directly compete with us, and these brokers may favor those reinsurers and arrangements over us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

We are subject to institutional credit risk that may adversely affect our business because we do business with institutions such as brokers, banks, custodians and other counterparties.

In the event of the insolvency of the institutions, including brokers, banks, custodians and other counterparties, with which we do business, or to which our assets have been entrusted, we may be temporarily or permanently deprived of the assets held by or entrusted to that institution, which will affect our performance.

We underwrite reinsurance business through independent brokers. Credit risk exists to the extent that one or more of these brokers are unable to fulfill their contractual obligations to us. For example, in certain jurisdictions, when the ceding company pays premiums for policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to us for those amounts, whether or not we have actually received them. In addition, we have credit exposure to Montpelier and its brokers or to other third-parties through any fronting agreements into which we may enter.

Our success depends on our ability to raise additional capital in the future, which we may not be able to do successfully or on favorable terms.

The success of our business depends on raising sufficient capital to use in writing additional reinsurance and over which we can spread our fixed costs. Unless we are able to write additional reinsurance and spread our fixed costs over additional capital, we may not be profitable at all or our profitability may be adversely affected. We cannot estimate with any certainty how much additional capital we may need to be profitable. Although we intend to raise additional capital, we cannot assure you that our attempts to do so will be successful.

Any new debt, equity or hybrid financial instruments issued might contain terms and conditions that are unfavorable to our existing shareholders. Any new issuances of equity or hybrid securities could include the issuance of securities with rights, preferences and privileges that are senior or otherwise superior to those of our Common Shares. Any new issuance could be dilutive to our existing shareholders or cause the value of our Common Shares to decline. Any new debt may substantially increase our leverage, could expose us to an increased risk of loss and may contain terms that materially restrict our operations, including our ability to distribute cash to our shareholders. Additional capital raised through the issuance of debt may result in creditors having rights, preferences and privileges senior or otherwise superior to those of an existing shareholder. In addition, if we cannot obtain adequate capital on favorable terms, or at all, our business could be adversely affected.

We have limited resources and may become insolvent in the event of any unexpected expenses or liabilities.

We initially retained $14.0 million of the total net proceeds of the IPO and the Private Placement, which we believe will be sufficient to fund our anticipated cash obligations, including the Company’s first three regular quarterly dividend payments, for our initial year of operation.  We cannot assure you that we will not incur expenses other than as projected or that payments to us will be made, or if made, will be made in a sufficient amount or in a timely manner. In the event of the occurrence of unanticipated expenses or liabilities not otherwise paid or provided for, we might incur otherwise unfunded expenses. In the event that unfunded expenses or liabilities exceed our available funds, we could be forced to seek the protection of insolvency proceedings.

Montpelier Re may not maintain an acceptable financial strength rating, which could result in a significant reduction in the business we write pursuant to the BW Retrocessional Contract.

Pursuant to our underwriting guidelines, we may enter into fronting agreements with a rated carrier or, alternatively, we may access fronted business from Montpelier Re pursuant to the BW Retrocessional Contract. Under these fronting arrangements, the rated carrier will transfer all risks and premiums to us in exchange for a fronting fee.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. A fronting company’s financial strength rating will be subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the applicable rating agency in response to a variety of factors. If Montpelier Re’s financial strength rating is reduced from its current level, it would reduce the attractiveness of one means by which we can access exposure to reinsurance risk from that counterparty. While we and Blue Water Re have been informed by Montpelier Re that it is not currently aware of any pending or contemplated ratings downgrade of Montpelier Re, such a downgrade remains possible and could result in a significant reduction in the number of reinsurance contracts that we are able to write, unless another fronting reinsurer of an acceptable financial strength rating was available to us.

If actual renewals of our contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.

Many of our contracts will be written for a one-year term. In our financial forecasting process, we and the Managers will make assumptions about the level of renewals of our prior year’s contracts based on indicative terms and conditions. If the level of actual renewals does not meet expectations or if the Managers choose not to underwrite some or all of our existing contracts on a renewal basis because of pricing, changes in terms and conditions or other risk-selective criteria, our premiums written in future years and our future operations could be materially adversely affected.

The preparation of our financial statements requires us to make many estimates and judgments, which are even more difficult than those made by a mature company, and which, if inaccurate, could cause volatility in our financial results.

Our consolidated financial statements must be prepared in accordance with GAAP. We believe the area of our consolidated financial statements that requires the most subjective and complex estimates are our reserves for loss and LAE. The possibility of future litigation or legislative change that may affect interpretation of policy terms further increases the degree of uncertainty in the reserving process. The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in loss and LAE reserves that are materially different from the reserves initially established. Changes to prior year reserves affect current underwriting results by increasing net income if the prior year reserves prove to be redundant or by decreasing net income if the prior year reserves prove to be deficient. We expect volatility in results in periods in which significant loss events occur because GAAP does not permit insurers or reinsurers to reserve for catastrophe loss events until they have occurred and are expected to give rise to a claim. As a result, we are not allowed to record contingency reserves to account for expected future losses. We anticipate that claims arising from future events may require the establishment of substantial reserves from time to time.

Our loss and LAE reserves may not be adequate at all times.

We maintain loss and LAE expense reserves to cover our estimated ultimate liabilities related to reinsurance contracts we enter into. Our loss and LAE reserves are estimates based on what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us, including potential changes in the legal environment and other factors such as inflation and loss amplification.  Because of the uncertainties that surround estimating loss and LAE reserves, we cannot be certain that our reserves will remain adequate at any point in time.

We may not be able to deploy our capital effectively.

We initially retained $14.0 million of the total net proceeds of the IPO and the Private Placement, which we believe will be sufficient to fund our anticipated cash obligations, including the Company’s first three regular quarterly dividend payments, for our initial year of operation. We expect to deploy substantially all of the Deployable Capital in indemnity reinsurance contracts and related instruments during the first six months of our operations, 90% of which was deployed in the January 1, 2014 annual renewal period.

Even though we have deployed 90% of the Deployable Capital through the date of this report, a downturn in the reinsurance market may make it difficult for us to redeploy our capital in the future on favorable terms or at all.

Emerging claims and coverage issues could adversely affect our business.

As industry practices and legal, judicial, social and environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our performance either by extending coverage beyond the underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after the investments that are affected by the changes are made.

In addition, coverage disputes are common within the insurance and reinsurance industry. For example, an insurance-linked instrument might limit the amount that can be recovered as a result of flooding. If, however, the flood damage was caused by an event that also caused extensive wind damage, the determination and quantification of the two types of damage is often a matter of judgment. Similarly, one geographic region could be affected by more than one catastrophic event. In this case, the amount recoverable from a reinsurer may, in part, be determined by the judgmental allocation of damage between events. Given the magnitude of the amounts at stake in a catastrophic event, these types of judgments occasionally necessitate third-party resolution. As a result, the full extent of liability resulting from these changes may not be known for a considerable period following our investment in insurance-linked securities.

Changes to the exposure of the ceding company under reinsured business may adversely impact the performance of any of our insurance-linked securities.

The exposure of the ceding company under reinsured business during any coverage period and, accordingly, the risk assumed by us under a reinsurance or retrocessional contract can vary depending upon a number of factors. For example, the extended replacement cost feature included in most property policies underlying reinsured business could result in covered losses exceeding the appraised value of the subject properties. Also, the coverage amount of any policy underlying reinsured business may be increased or the related deductible may be lowered. Policies to be added to reinsured business after the effective date of a reinsurance contract may also cause changes in terms of territory, perils, policy limits and aggregate loss exposure. Changes to building codes could increase the cost of repair, replacement or rebuilding, hence increasing the coverage under certain coverage options that provide unlimited coverage for the necessary cost of conforming to such legal requirements. These factors, among others, reflect the changing nature of reinsured business in force from time to time due to changes in policy terms, renewals and new business. Such changes may adversely impact the performance of an insurance-linked instrument and hence our performance.

We are subject to loss settlements made by ceding companies and fronting carriers, which could materially adversely affect our performance.

Where Blue Capital Re enters into reinsurance contracts, all loss settlements made by a ceding company, provided they are within the terms of the underlying policies and within the terms of the relevant contract, will be unconditionally binding upon us. While we believe that the ceding companies will settle such claims in good faith, we are bound to accept the claims settlements agreed to by the ceding companies. Under the underlying policies, each ceding company bears the burden of proving that a contractual exclusion applies to a loss, and there may be circumstances where the facts of a loss are insufficient to support the application of an exclusion. In such circumstances, we assume such losses under the reinsured policies, which could materially adversely affect our performance.

We may experience foreign currency exchange losses, which would adversely affect our business.

Our functional currency is the U.S. dollar. We may receive premiums and hold collateral in currencies other than the U.S. dollar, and we may enter into insurance-linked securities that are not denominated in U.S. dollars. As a result, we may experience foreign currency exchange losses to the extent that our foreign currency exposure is not effectively hedged.

We may not be able to hedge our risk effectively, if at all, which may adversely affect our performance.

Although we seek to mitigate our loss exposure through a variety of methods, property catastrophe reinsurance risk is inherently unpredictable. It is difficult to predict the timing, frequency and severity of loss events with statistical certainty or estimate the amount of loss any given occurrence will generate. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events and, to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.

In the reinsurance market, hedging refers to the process of reducing the risk assumed by the reinsurer by employing various insurance-linked securities or otherwise. We may, but are not obligated to, hedge our assumed risks. The success of our hedging strategy, if any, will depend, in part, upon the Managers’ ability to assess correctly the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the contracts being hedged. Since the characteristics of hedging instruments may change as markets change or time passes, the success of our hedging strategy, if any, will also be subject to the Managers’ ability to continually recalculate, readjust and execute hedges in an efficient and timely manner. While we may enter into hedging transactions in order to reduce risk, hedging transactions may result in a poorer overall performance than if we had not engaged in hedging transactions. For a variety of reasons, the Managers may not seek to establish a perfect correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imperfect correlation may prevent us from achieving the intended hedge or expose us to risk of loss. The successful utilization of hedging and risk management transactions requires skills complementary to those needed in the selection of our portfolio. We cannot assure you that the Managers can hedge our risk effectively or that the hedging strategy that it does employ, if any, will be effective.

Our investments in insurance-linked contracts subject us to counterparty risk, which could result in substantial losses to us.

While we will predominantly enter into fully collateralized insurance-linked contracts, we may, in accordance with our underwriting guidelines and when the Investment Manager identifies suitable opportunities, also invest in other reinsurance-linked investments, including swaps and similar derivative transactions. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows (and sometimes principal amounts) with payments generally calculated by reference to a principal (“notional”) amount or quantity. Although pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 swap contracts and similar derivatives may be subject to mandatory centralized trade execution and clearing, not all swap contracts and similar derivatives are subject to these requirements. As a result, we are subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which we trade. Any such failure or refusal, whether due to insolvency, bankruptcy, default or another cause, could subject us to substantial losses.

We are exposed to counterparty risk and structural risk in connection with private insurance-linked securities that we have entered into.

In addition to catastrophe bonds and swap arrangements, we may also directly enter into other classes of private insurance-linked securities. These instruments are likely to be transacted directly with an institutional counterparty, with or without the involvement of a placement agent or broker. These transactions may require that a portion of our assets be held as collateral subject to a perfected security interest in favor of the counterparty. Risks specific to these investments include custodial as well as counterparty risk (which is the risk that arises due to uncertainty about a counterparty’s ability to meet its obligations), as situations may arise in which the counterparty may gain control of a portion of our collateral for significant periods of time, and the ability of the counterparty to repay any portions of such collateral ultimately owing to us may be impaired in the event of a dispute or counterparty insolvency. Some of our counterparties may be thinly capitalized, special purpose entities that do not have access to additional capital. In the event of unanticipated expenses or liabilities, these entities may not have the resources available to pay their expenses or liabilities or to pay amounts due to us under the agreements. Non-performance by any of our counterparties for financial or other reasons could expose us to substantial losses.

We rely on information provided by cedants and brokers in determining whether amounts are due following the occurrence of a covered event, and the Managers may rely on incomplete or unverified information when making investment or underwriting decisions.

The determination of whether amounts are due following the occurrence of a covered event is typically based on reports and may be based upon information provided by cedants, brokers or an independent source, such as an index. In addition, the Managers may rely on imperfect information when making their decisions. The Investment Manager may elect to invest in insurance-linked securities or the Reinsurance Manager may make an underwriting decision on the basis of information and data filed by the issuer of an instrument or made directly available to the Investment Manager or the Reinsurance Manager by other sources, for example by a broker. Neither of the Managers is in a position to confirm the completeness, genuineness or accuracy of this information or data. If any of this information or data is incomplete, not genuine or inaccurate, our performance may be adversely affected. In addition, the Managers may not have access to the same information or data or access to the same transactions in which established entities participate, which could adversely affect our business.

Part of the Managers’ compensation is calculated by reference to our performance, which may create an incentive for the Managers to pursue a riskier or more speculative strategy.

The Managers’ compensation is, in part, calculated by reference to our performance. In particular, the Performance Fees payable to the Reinsurance Manager under the Underwriting and Insurance Management Agreement may create an incentive for the Reinsurance Manager to pursue a riskier or more speculative strategy than would be the case in the absence of the Performance Fees. Pursuing this riskier or more speculative strategy may result in losses that could adversely affect our business.

Neither the Investment Management Agreement nor the Underwriting and Insurance Management Agreement was negotiated between unaffiliated third-parties, and these agreements may not be as favorable to us as if they had been negotiated with an unaffiliated third-party and may be costly and difficult to terminate.

The Investment Management Agreement that we have entered into with the Investment Manager was negotiated between related parties, and although approved by the Board, its terms, including fees payable, may not be as favorable to us as if this agreement had been negotiated with an unaffiliated third-party. Various potential and actual conflicts of interest may arise from the activities of the Investment Manager by virtue of the fact that the Investment Manager is controlled by Montpelier.

Similarly, the Underwriting and Insurance Management Agreement that we and Blue Capital Re have entered into with the Reinsurance Manager was negotiated between related parties, and although approved by the Board, its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third-party. Various potential and actual conflicts of interest may arise from the activities of the Reinsurance Manager by virtue of the fact that the Reinsurance Manager is controlled by Montpelier. The Reinsurance Manager does not assume any responsibility other than provision of the services called for under the Underwriting and Insurance Management Agreement.

We generally may not terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement until the fifth anniversary of the completion of the IPO, whether or not the Managers’ performance results are satisfactory, and under certain circumstances we will have to pay a termination fee if either the Investment Management Agreement or the Underwriting and Insurance Management Agreement is terminated or not renewed. We may not amend or modify any provision of either the Investment Management Agreement or the Underwriting and Insurance Management Agreement without the prior written consent of the applicable Manager.

Under both the terms of the Investment Management Agreement and the terms of the Underwriting and Insurance Management Agreement, the applicable Manager (and any person to whom the applicable Manager has delegated or sub-contracted any of its functions) will not be liable for any losses except to the extent such losses are determined to be the direct result of an act or omission of the applicable Manager that constitutes gross negligence, fraud, dishonesty or wilful misconduct of the applicable Manager.

In addition, we generally must indemnify the applicable Manager and its affiliates, directors, officers, employees, agents, successors and permitted assigns for, from and against losses: (i) arising out of or relating to any demand, charge or claim in respect of acts, omissions, transactions, duties, obligations or responsibilities; or (ii) arising out of any acts or omissions by us arising out of the Investment Management Agreement or the Underwriting and Insurance Management Agreement, as applicable, of the applicable Manager and its affiliates, directors, officers, employees, agents, successors and permitted assigns.

As neither of the Managers is registered with or regulated by U.S. regulators, shareholders may not be afforded the protections that they would otherwise expect.

Although the Managers are regulated by the BMA, neither of the Managers is authorized or registered as a commodity pool operator or commodity trading adviser in accordance with the provisions of the U.S. Commodity Exchange Act, nor subject to the regulation of the U.S. Commodity Futures Trading Commission thereunder or under the National Futures Association rules. In addition, neither of the Managers is currently registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. Therefore, you may not be afforded the protections you may otherwise expect.

Risks Related to Taxation

We may be treated as a PFIC, in which case a U.S. holder of our Common Shares would be subject to disadvantageous rules under U.S. federal income tax laws.

We will be treated as a “passive foreign investment company” (which we also refer to as a “PFIC”) for U.S. federal income tax purposes in any taxable year for which either: (i) at least 75% of our gross income consists of certain types of “passive income”; or (ii) at least 50% of the average value of our assets produce, or are held for the production of, “passive income.” Unless an exception applies, “passive income” includes dividends, interest, rents and royalties. If we are treated as a PFIC in any taxable year, U.S. holders of our Common Shares would be subject to unfavorable U.S. federal income tax treatment, including that any dividends we pay with respect to our Common Shares would not be “qualified dividends” eligible to be taxed to individuals at preferential tax rates. We do not believe that we will be a PFIC in 2014 or in any future year. However, this is not entirely clear and the U.S. Internal Revenue Service (which we refer to as the “IRS”) could take the position that we are a PFIC. Moreover, PFIC classification is a factual determination made annually, and even if we are not a PFIC in 2014, we could become a PFIC in later years. Accordingly, we cannot assure you that we will not be treated as a PFIC for 2014 or for any future year.

We may be treated as a CFC and we might be subject to the rules for related person insurance income, and in either case this may subject a U.S. holder of our Common Shares to disadvantageous rules under U.S. federal income tax laws.

Controlled Foreign Corporation.  We will be treated as a “controlled foreign corporation” (which we also refer to as a “CFC”) for U.S. federal income tax purposes if, on any day of our taxable year, our 10% U.S. Shareholders (as defined below) own (directly, indirectly through foreign entities or by attribution by application of certain constructive ownership rules) more than 25% of the total combined voting power of all classes of our voting shares, or more than 25% of the total value of all of our shares. A “10% U.S. Shareholder” is a U.S. person who owns (directly, indirectly through foreign entities or constructively) at least 10% of the total combined voting power of our voting shares, including any indirect voting power by virtue of concurrent ownership of shares in Montpelier Re Holdings Ltd. If we are a CFC, each 10% U.S. Shareholder must annually include in its income its pro rata share of our “subpart F income,” even if no distributions are made. Because of the provisions in our organizational documents that limit voting power and other factors, we believe it is unlikely that any U.S. person who acquires our Common Shares will become a 10% U.S. Shareholder. However, because of the complexity of the attribution rules contained in the U.S. Internal Revenue Code of 1986, as amended (which we refer to as the “Code”), the uncertainty of the effectiveness of these voting restrictions and the possibility that a U.S. person may be treated as owning 10% or more of the total voting power of all classes of voting shares of the Company, in part through his or her ownership of Montpelier, we cannot assure you that this will be the case

Related Person Insurance Income.  If: (i) 20% or more of our gross income in any taxable year is attributable to insurance or reinsurance policies of which the direct or indirect insureds are direct or indirect U.S. shareholders of us (regardless of the number of shares owned by those shareholders) or persons related to such U.S. shareholders; and (ii) direct or indirect insureds, whether or not U.S. persons, and persons related to such insureds own directly or indirectly 20% or more of the voting power or value of our shares, any U.S. person who owns any shares directly or indirectly on the last day of the taxable year would most likely be required to include its allocable share of our related person insurance income for the taxable year in its income, even if no distributions are made. We believe it is not likely that these conditions will be satisfied. However, we cannot assure you that this will be the case. Consequently, we cannot assure you that a person who is a direct or indirect U.S. shareholder will not be required to include amounts in its income in respect of related person insurance income (which we refer to as “RPII”) in any taxable year.

U.S. tax-exempt organizations who own our shares may recognize unrelated business taxable income.

A U.S. tax-exempt organization may recognize unrelated business taxable income if we are a CFC, as discussed above, and the organization is a 10% U.S. Shareholder, or if the RPII inclusion rules above apply. U.S. tax-exempt organizations should consult their tax advisors regarding the risk of recognizing unrelated business taxable income as a result of the ownership of our Common Shares.

We may become subject to income tax in one or more countries, including the U.S., which could materially reduce our after-tax returns and the value of our shares.

We currently intend to conduct substantially all of our operations in Bermuda in a manner such that we will not be engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S. for federal income tax purposes, we cannot assure you that the IRS will not contend, perhaps successfully, that we are engaged in a trade or business in the U.S. A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax, as well as branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under an applicable tax treaty.

In addition, the U.S. Congress has discussed legislation intended to eliminate certain perceived tax advantages of Bermuda reinsurers and has from time to time considered proposals that, if adopted, would adversely impact our operations.

We could become subject to income tax in one or more countries, including the U.S., as a result of activities performed by us, adverse developments or changes in law, contrary conclusions by the relevant tax authorities or other causes. The imposition of any of these income taxes could materially reduce our post-tax returns available for distributions on, and consequently the value of, our Common Shares.

We may be subject to tax withholding under FATCA, which may reduce investment returns and distributions to shareholders.

Sections 1471 through 1474 of the U.S. Internal Revenue Code, commonly referred to as “FATCA” impose a new reporting regime and a 30% withholding tax (which we refer to as a “FATCA Withholding”) with respect to certain payments to a non-U.S. entity that does not comply with FATCA. FATCA will be phased in beginning in 2014.  Bermuda recently entered into an intergovernmental agreement with the U.S. (which we refer to as the “Bermuda IGA”) to implement FATCA with respect to Bermudian institutions.

The IRS and the Bermuda tax authorities have not yet provided final guidance regarding compliance with FATCA and the Bermuda IGA. If we are not treated as compliant with FATCA, we may be subject to FATCA Withholding on all, or a portion of all, payments received by us, directly or indirectly, from U.S. sources or in respect of U.S. assets, including the gross proceeds on the sale or disposition of certain U.S. assets. Any such withholding imposed on us would reduce the amounts available to us to make payments to our shareholders.

In addition, shareholders may be required to provide certain information to us, which we may have to report to the IRS, to avoid FATCA Withholding on certain amounts paid by us to our shareholders. If an amount in respect of FATCA Withholding is deducted or withheld on a payment made by us to shareholders, we will not pay additional amounts as a result of this deduction or withholding. As a result, shareholders may receive a smaller payment from us than expected.

FATCA and the impact of the Bermuda IGA are particularly complex and their application to us is uncertain at this time. You should consult your own tax advisors to obtain a more detailed explanation of FATCA and the Bermuda IGA and to learn how they might affect you in your particular circumstances.

Reduced U.S. federal income tax rates for qualified dividend income may not be available in the future.

Provided our Common Shares are listed on the New York Stock Exchange and we are not a PFIC, then under current U.S. law, dividends paid on our Common Shares to U.S. individual shareholders should qualify as “qualified dividend income” and be eligible for reduced U.S. federal income tax rates. The U.S. Congress has, in the past, considered legislation that would exclude shareholders of foreign corporations from this preferential U.S. federal income tax treatment unless either: (i) the corporation is organized or created under the laws of a country that has entered into a “comprehensive income tax treaty” with the U.S.; or (ii) the shares of such corporation is readily tradable on an established securities market in the U.S. and the corporation is organized or created under the laws of a country that has a “comprehensive income tax system” that the U.S. Secretary of the Treasury determines is satisfactory for this purpose.

We would likely not satisfy either of these tests and, accordingly, if this or similar legislation were to become law, individual U.S. shareholders would no longer qualify for reduced U.S. federal income tax rates on dividends paid by us.

We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our financial condition.

The Minister of Finance of Bermuda, under the Exempted Undertaking Tax Protection Act 1966, as amended, has exempted us and our subsidiaries from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, none of these taxes are levied in Bermuda. We cannot assure you that we will not be subject to any Bermuda tax after March 31, 2035.

Risks Related to Our Common Shares

The price of our Common Shares may fluctuate significantly and you could lose all or part of your investment.

Volatility in the market price of our shares may prevent you from being able to sell your Common Shares at or above the price you paid for your Common Shares. The market price for our Common Shares could fluctuate significantly for various reasons, including:

•                            catastrophes that may specifically impact us or are perceived by investors as impacting the insurance and reinsurance market in general;

•                            our operating and financial performance and prospects;

•                            our quarterly or annual earnings or those of other companies in our industry;

•                            exposure to capital market risks related to changes in foreign currency exchange rates and performance of insurance-linked investments;

•                            our financial condition, performance and prospects and those of the Managers and Montpelier;

•                            our dividend policy and whether dividends on Common Shares have been, and are likely to be, declared and paid from time to time;

•                            actual or anticipated growth rates relative to our competitors;

•                            perceptions of the investment opportunity associated with our Common Shares relative to other investment alternatives, including investment opportunities in Montpelier or affiliates of Montpelier;

•                            speculation by the investment community regarding our business;

•                            future announcements concerning our business or our competitors’ businesses;

•                            the public’s reaction to our press releases, other public announcements and filings with the SEC;

•                            market and industry perception of our success, or lack thereof, in pursuing our strategy;

•                            strategic actions by us or our competitors, such as acquisitions, restructurings, significant contracts or joint ventures;

•                            changes in government regulation;

•                            potential characterization of us as an investment company or a PFIC;

•                            general market, economic and political conditions;

•                            changes in conditions or trends in our industry, geographies or customers;

•                            changes in accounting standards, policies, guidance, interpretations or principles;

•                            arrival and departure of key personnel of the Company or the Managers;

•                            sales of shares by us, Montpelier, our directors or members of our management team; and

•                            adverse resolution of litigation against us.

In addition, stock markets, including the New York Stock Exchange, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities issued by many companies, including companies in our industry. In the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, as it could result in substantial legal costs and a diversion of management’s attention and resources.

As a result of the factors described above, investors in our Common Shares may not be able to resell their shares at or above the price they paid or may not be able to resell them at all. These market and industry factors may materially reduce the market price of our shares, regardless of our operating performance. In addition, price volatility may be greater if the public float and the trading volume of our shares are low.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are an emerging growth company, as defined in Section 2(a) of the Securities Act. We have taken advantage of, and we plan in future filings with the SEC to continue to take advantage of, certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of shareholder approval of any golden parachute payments not previously approved. We do not know if some investors will find our Common Shares less attractive as a result of our taking advantage of certain of these exemptions. The result may be a less active trading market for our Common Shares and our share price may be more volatile.

We may take advantage of these reporting exemptions until we are no longer an emerging growth company.  We will continue to be an emerging growth company until the earliest to occur of: (i) the last day of the year during which we had total annual gross revenues of at least $1.0 billion (as indexed for inflation); (ii) the last day of the year following the fifth anniversary of the date of the IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations.

As a public company with SEC reporting, regulatory and stock exchange listing requirements, we continually incur legal, accounting, compliance and other expenses. We are obligated to file with the SEC annual and quarterly information and other reports required by the Exchange Act, and therefore need to prepare financial statements that are compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of the New York Stock Exchange and certain provisions of Sarbanes-Oxley and the regulations promulgated thereunder, which impose significant compliance obligations upon us.

Sarbanes-Oxley and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as new rules subsequently implemented by the SEC and the New York Stock Exchange, have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies. Our efforts to comply with these evolving laws, regulations, and standards will cost money and divert management’s time and attention from revenue-generating activities.

We may not be successful in implementing these requirements, and implementing them could materially adversely affect our business. In addition, if we fail to implement the required controls with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired. If we do not implement the required controls in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the New York Stock Exchange. Any such action could harm our reputation and the confidence of investors in, and clients of, our company and could negatively affect our business and cause the price of our shares to decline.

Failure to maintain effective internal controls in accordance with Sarbanes-Oxley could have a material adverse effect on our business and share price.

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of Sarbanes-Oxley, which will require annual assessments by management of the effectiveness of our internal control over financial reporting. We are an emerging growth company, and thus we are exempt from the auditors’ attestation requirement of Section 404 of Sarbanes-Oxley until such time as we no longer qualify as an emerging growth company. Regardless of whether we qualify as an emerging growth company, we still need to implement substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements, among other items.

During the course of our assessment, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404(b) of Sarbanes-Oxley. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or its effect on our operations because there is presently no precedent available by which to measure compliance adequacy. Moreover, any material weakness or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common share listing on the New York Stock Exchange to be suspended or terminated, which could have a negative effect on the trading price of our shares.

Montpelier has substantial control over us, which limits your ability to influence corporate matters and may result in conflicts of interest.

Montpelier currently has a 28.6% interest in the Company and therefore exerts considerable influence over matters presented to our shareholders for approval, including the election of directors and change of control transactions. Montpelier has the right to nominate two out of our five directors (or, if the Board consists of more than five directors, no less than 40% of the total Board seats at any given time), until the later of the date on which: (i) Montpelier sells any of its Common Shares; and (ii) Montpelier owns less than 5% of our Common Shares. This control may delay, deter or prevent acts that would be favored by our other shareholders, as the interests of Montpelier may not always coincide with the interests of our other shareholders. In particular, Montpelier has interests in us by virtue of our contracts with the Managers (see “Conflicts of Interest” contained in Item 1 herein for a description of these contracts). Montpelier may seek to cause us to take courses of action that, in its judgment, could enhance its interests or its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders.  In addition, this concentration of share ownership may adversely affect the trading price of our shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.

Future sales or the possibility of future sales of a substantial amount of our Common Shares may depress the price of our shares.

Of our total Common Shares currently outstanding, 28.6% is currently held by Montpelier and, subject to a one-year lock-up agreement between Montpelier Re and the underwriters, which expires on November 5, 2014, may be sold into the market in accordance with Rule 144 under the Securities Act. In addition, upon expiration of the lock-up agreements, Montpelier has the ability to require us to register the 2,500,000 Common Shares it holds pursuant to a shareholder and registration rights agreement.

We cannot predict the size of future issuances or sales of our Common Shares or the effect, if any, that future issuances and sales of our Common Shares will have on the market price of our shares. Issuances or sales of substantial amounts of our Common Shares, or the perception that such issuances or sales could occur, may adversely affect the prevailing market price for our Common Shares.

Our bye-laws and provisions of Bermuda law may impede or discourage a change of control transaction, which could deprive our investors of the opportunity to receive a premium for their Common Shares.

Our bye-laws and provisions of Bermuda law to which we are subject contain provisions that could discourage, delay or prevent “change of control” transactions or changes in the Board and management that certain shareholders may view as beneficial or advantageous. These provisions include, among others:

•                            the Board is divided into three classes, with each class serving for a staggered three-year term, which prevents shareholders from electing an entirely new board of directors at an annual meeting;

•                            the total voting power of any U.S. person owning more than 9.5% of our Common Shares will be reduced to no more than 9.5% of the total voting power of our Common Shares;

•                            the Board has the authority to issue preferred shares without shareholder approval, which could be used to dilute the ownership of a potential hostile acquiror;

•                            the Board may decline to record the transfer of any Common Shares on our share register if they believe that: (i) registration of the transfer is required under any federal or state securities law or under the laws of any other jurisdiction and the registration has not yet been effected; or (ii) such transfer is likely to expose us to adverse tax consequences or materially adverse legal or regulatory treatment in any jurisdiction;

•                            our shareholders may only remove directors for cause, or for other reasons set out in our bye-laws (e.g., unsound mind);

•                            there are advance notice requirements for shareholders with respect to director nominations and actions to be taken at annual meetings; and

•                            under Bermuda law, for so long as Blue Capital Re is registered under the Insurance Act, the BMA may object to a person holding more than 10% of our Common Shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder.

The foregoing factors, as well as the significant share ownership by Montpelier, could impede a merger, takeover or other business combination, which could reduce the market value of our Common Shares.

The voting rights of holders of our Common Shares are limited.

Our bye-laws provide that, if, and so long as, any U.S. person beneficially owns or is deemed to beneficially own directly, indirectly or constructively (within the meaning of Section 958 of the Code), more than 9.5% of our Common Shares with respect to any matter (including election of directors), the voting rights attached to these Common Shares will be reduced so that such person may only exercise, and is attributed, no more than 9.5% of the total voting rights. In addition, our bye-laws provide that the Board may determine that certain shares shall not carry voting rights or shall have reduced voting rights to the extent that the Board reasonably determines is necessary to avoid any adverse tax consequences or materially adverse legal or regulatory treatment.

Common Shares owned by Montpelier Re are not subject to these adjustments because Montpelier Re is not a U.S. Person.

We may require our shareholders to sell us their Common Shares.

Under our bye-laws and subject to Bermuda law, we have the option, but not the obligation, to require a shareholder to sell some or all of its Common Shares to us at fair market value (which would be based upon the average closing price of our shares as defined under our bye-laws) if the Board reasonably determines, in good faith based on an opinion of counsel, that share ownership, directly, indirectly or constructively, by such shareholder is likely to result in adverse tax, regulatory or legal consequences to us, certain of our other shareholders or our subsidiaries.

Bermuda law differs from the laws in effect in the U.S. and may afford less protection to holders of our shares.

We are organized under the laws of Bermuda. As a result, our corporate affairs are governed by the Companies Act, which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Class actions are not available under Bermuda law. The circumstances in which derivative actions may be available under Bermuda law are substantially more proscribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it.

When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of holders of our Common Shares and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the U.S., particularly the State of Delaware. Therefore, holders of our Common Shares may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the U.S.

There are regulatory limitations on the ownership and transfer of our Common Shares.

The Insurance Act requires that, in respect of a company whose shares are listed on a stock exchange recognized by the BMA, any person who becomes a holder of at least 10%, 20%, 33% or 50% of the common shares of an insurance or reinsurance company or its parent company must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. This requirement will apply to us as long as our shares are listed on the New York Stock Exchange or the Bermuda Stock Exchange. If our shares are no longer listed on the New York Stock Exchange or the Bermuda Stock Exchange or another exchange recognized by the BMA, the BMA may, by written notice, object to a person holding 10%, 20%, 33% or 50% of our Common Shares if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce its shareholding in us and may direct, among other things, that the voting rights attaching to its shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

Blue Capital Re is also required to notify the BMA in writing in the event any person has become or has ceased to be a Controller or an officer of it, an officer being a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

Except in connection with the settlement of trades or transactions entered into through the facilities of the New York Stock Exchange, the Board may generally require any shareholder or any person proposing to acquire our Common Shares to provide the information required under our bye-laws. If any such shareholder or proposed acquiror does not provide such information, or if the Board has reason to believe that any certification or other information provided pursuant to any such request is inaccurate or incomplete, the Board may decline to register any transfer or to effect any issuance or purchase of Common Shares to which such request is related.

Our shareholders may have difficulty effecting service of process on us or enforcing judgments against us in the U.S.

We are incorporated pursuant to the laws of Bermuda and are headquartered in Bermuda. In addition, some of our directors and some of our officers reside outside the U.S. and our assets, and a substantial portion of the assets of such persons, are located in jurisdictions outside the U.S. As such, we have been advised that there is doubt as to whether:

•                            a holder of our Common Shares would be able to enforce, in the courts of Bermuda, judgments of U.S. courts based upon the civil liability provisions of the U.S. federal securities laws; and

•                            a holder of our Common Shares would be able to bring an original action in the Bermuda courts to enforce liabilities against us or our directors and officers, as well as the experts named in this Report on Form 10-K, who reside outside the U.S. based solely upon U.S. federal securities laws.

Further, there is no treaty in effect between the U.S. and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for a holder of our Common Shares to recover against us based upon such judgments.

Item 1B.      Unresolved Staff Comments

As of the date of this report, we had no unresolved comments from the SEC regarding our periodic or current reports under the Exchange Act.

Item 2.         Properties

The Company leases office space from Montpelier in Pembroke, Bermuda, through the Administrative Services Agreement.

Item 3.         Legal Proceedings

There is no litigation currently pending or, to the knowledge of management, contemplated against us or any of our officers or directors in their capacity as such.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Shares are listed on the New York Stock Exchange under the symbol BCRH and the Bermuda Stock Exchange under the symbol BCRH.BH.  The quarterly range of the high and low New York Stock Exchange closing prices for our Common Shares during the period from November 6, 2013 (the date our Common Shares commenced trading) to December 31, 2013 were as follows:

	High	Low

Quarter ended December 31, 2013	$19.15	$17.97

On November 12, 2013, we completed the IPO at a price of $20.00 per Common Share.

Registered Holders of Common Shares

As of March 3, 2014, we had 2 registered holders of Common Shares.

Dividends

During 2013 we declared no cash dividends to holders of our Common Shares.  Beginning in the first quarter of 2014, we intend to make regular quarterly dividend payments for each of the first three quarters of each year, followed by a fourth “special” dividend after the end of the year to meet our dividend payout target of no less than 90% of our Distributable Income for each calendar year. See “Executive Overview” contained in Item 7 herein.

There are restrictions on the payment of dividends to the Company from its regulated operating companies as described under “Regulation and Capital Requirements.” Any future determination to pay dividends to holders of Common Shares will, however, be at the discretion of the Board and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, tax, regulatory and contractual restrictions.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2013, with respect to our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	—	—	87,500

(1)   The Company’s 2013 Long-Term Incentive Plan (the “2013 LTIP”), which was adopted by the Board on September 27, 2013, permits the issuance of up to one percent of the aggregate Common Shares outstanding (at the time of grant) to the Company’s directors, future employees and consultants.

Incentive awards that may be granted under the 2013 LTIP include restricted share units (“RSUs”), restricted Common Shares, incentive share options (on a limited basis), non-qualified share options, share appreciation rights, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based and equity-related awards.

As of December 31, 2013, there were no incentive awards outstanding under the 2013 LTIP.  However, the Compensation Committee currently intends to provide each of its directors with an annual grant of RSUs with a grant-date fair value of approximately $25,000, commencing no earlier than the date of its 2014 Annual General Meeting of Shareholders. The RSUs expected to be granted annually to the directors will be granted pursuant to the 2013 LTIP and will vest in three equal annual installments based on continuous service, payable in Common Shares at the time of vesting.

Performance Graph

The following graph shows the cumulative total return for a shareholder who invested $100 in Common Shares as of November 6, 2013 (the date our common stock commenced trading on The New York Stock Exchange), assuming reinvestment of dividends and distributions.  Cumulative returns for the same period are also shown for the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 500 Property & Casualty Insurance Index (“S&P 500 P&C”) for comparison.

The Company’s comparative return assumes the initial value of our Common Shares on November 6, 2013 (the date our Common Shares commenced trading) was the closing price on that day of $18.90 per share and not the IPO price of $20.00 per share.

The returns presented below are based on historical results and are not intended to suggest future performance.

Company/Index	November 6, 2013	November 30, 2013	December 31, 2013
Blue Capital Reinsurance Holdings Ltd. (symbol BCRH)	$100.0	$100.8	$97.2
S&P 500	100.0	102.2	104.8
S&P 500 P&C	100.0	103.7	104.0

Recent Sales of Unregistered Securities

The following sets forth information regarding all securities sold by the Company within the past three years which were not registered under the Securities Act:

•                                  On June 24, 2013, the Company issued 1,000 Common Shares to Montpelier Re Holdings Ltd. in connection with its $20,000 initial capital contribution to the Company. These Common Shares were repurchased from Montpelier by the Company on November 12, 2013, for the same price at which the Common Shares were issued.

•                                  On September 27, 2013, the Company issued 50,000 Common Shares to Montpelier Re Holdings Ltd. for an aggregate price of $1.0 million in connection with Blue Capital Re’s capitalization as a Class 3A insurer. These Common Shares were issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and were repurchased from Montpelier by the Company on November 12, 2013, for the same price at which the Common Shares were issued.

•                                  On November 12, 2013, the Company issued 2,500,000 Common Shares to Montpelier Re for an aggregate purchase price of $50.0 million in connection with the Private Placement. These Common Shares were issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act.  In connection with the Private Placement, we have entered into a shareholder and registration rights agreement with Montpelier Re.

The Company received the full proceeds and did not pay any underwriting discounts or commissions with respect to the Common Shares that it sold directly to Montpelier.

Use of Proceeds From Registered Securities

On November 5, 2013, our registration statement on Form S-1 (File No.333-191586) was declared effective pursuant to which, on November 6, 2013, we sold 6,250,000 Common Shares to the public at a price of $20.00 per share.  The underwriters of the IPO were Deutsche Bank Securities Inc., Barclays Capital Inc., Keefe, Bruyette & Woods, Inc., Raymond James & Associates, Inc., UBS Securities LLC, RBC Capital Markets, LLC and Sterne, Agee & Leach, Inc., LLC.  Concurrent with the IPO, we completed the Private Placement with Montpelier Re, pursuant to which we sold an additional 2,500,000 Common Shares at a price of $20.00 per share.

Our total gross proceeds from the IPO and the Private Placement were $175.0 million and our total net proceeds (expressed after our net expenses associated with the IPO) were $174.0 million. In connection with the IPO, Montpelier: (i) reimbursed us for the underwriting discount we incurred, which was equal to 5% of the gross IPO proceeds we received from third-parties ($6.2 million); (ii) paid a structuring fee to Deutsche Bank Securities Inc. equal to one percent of the gross IPO  proceeds we received from third-parties ($1.3 million); and (iii) paid all of our expenses in connection with the IPO in excess of $1.0 million. No payments for such expenses were made directly or indirectly to any of our directors, officers or affiliates or to any persons owning 10% or more of any class of our Common Shares.

There has been no material change in the planned use of proceeds from the IPO and the Private Placement from that described in our final prospectus filed with the SEC on November 1, 2013 pursuant to Rule 424(b)(4) of the Securities Act.  We expect to use the net proceeds from the IPO and the Private Placement for general corporate purposes to implement our business strategy in accordance with our underwriting guidelines. We initially retained $14.0 million of the total net proceeds of the IPO and the Private Placement, which we believe will be sufficient to fund our anticipated cash obligations, including our first three regular quarterly dividend payments, for the initial year of our operations. We expect to deploy substantially all of the $160.0 million of remaining net proceeds, the Deployable Capital, in indemnity reinsurance contracts and related instruments during the first six months of our operations.  As of December 31, 2013, we had deployed $8.5 million of the Deployable Capital in the form of an investment in an insurance-linked security and, through the January 1, 2014 annual renewal period, we had cumulatively deployed $144.2 million, or 90%, of the Deployable Capital in indemnity reinsurance contracts and investments insurance-linked securities. We expect to deploy substantially all of the remaining Deployable Capital in the first half of 2014.

Issuer Purchases of Common Shares

The following table provides information with respect to the Company’s repurchases of Common Shares during the three month period ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2013	—	$—	—
November 1 - November 30, 2013 (2)	51,000	20.00	—
December 1 - December 31, 2013	—	—	—
Total	51,000	$20.00	—	$—

(1)         As of December 31, 2013, the Company had no Common Share repurchase authorization as part of publicly announced plans or programs.

(2)         Represents the repurchase of 51,000 Common Shares, which were issued to Montpelier at $20.00 per share prior to the IPO, which served as our initial capitalization. This repurchase was made concurrently with the completion of the IPO and the Private Placement and was at the same price at which the Common Shares were issued.

Item 6.         Selected Financial Data

We were incorporated on June 24, 2013 and we commenced our operations on November 12, 2013.  We do not have any operating history prior to 2013.

Selected consolidated statement of operations data, ending consolidated balance sheet data and data per Common Share at December 31, 2013, and for the period from June 24, 2013 to December 31, 2013, follows:

(Millions, except per share amounts)	Period from June 24, 2013 to December 31, 2013
Statement of Operations Data:
Revenues (a)	$—
Expenses (b)	(0.7)
Net loss and comprehensive loss	$(0.7)
Balance Sheet Data:
Total assets	$175.5
Total liabilities	2.2
Total shareholders’ equity	173.3
Data per Common Share:
Book value (c)	$19.80
Basic net loss	(0.31)
Cash dividends declared per Common Share (d)	—

(a)         We earned no revenues during 2013, primarily because the completion of the IPO occurred subsequent to the key 2013 renewal periods for the reinsurance industry and prior to the January 1, 2014 annual renewal period.  However, through the January 1, 2014 annual renewal period, we had cumulatively deployed $144.2 million, or 90%, of the Deployable Capital in indemnity reinsurance contracts and investments in insurance-linked securities. We expect to deploy substantially all of the remaining Deployable Capital throughout the first half of 2014.

(b)         We incurred general and administrative expenses of $0.7 million during the period from June 24, 2013 to December 31, 2013.

(c)          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 herein for a description and computation of our book value per Common Share.

(d)         During 2013, we declared no cash dividends to holders of our Common Shares.  Beginning in the first quarter of 2014, we intend to make regular quarterly dividend payments for each of the first three quarters of each year, followed by a fourth “special” dividend after the end of the year to meet our dividend payout target of no less than 90% of our Distributable Income for each calendar year. See “Executive Overview” contained in Item 7 herein.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the period from June 24, 2013 to December 31, 2013 and our financial condition as of December 31, 2013. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere in this Report on Form 10-K.

This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations.  These statements are based upon current plans, estimates and projections.  Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors.  See “Forward Looking Statements” appearing at the beginning of this report and “Risk Factors” contained in Item 1A herein.

Overview

Summary Financial Results

During the period from our formation on June 24, 2013 to December 31, 2013, we: (i) recorded no revenues; (ii) issued $175.0 million in Common Shares pursuant to the IPO and the Private Placement; (iii) incurred general and administrative expenses of $0.7 million; and (iv) incurred $1.0 million of Common Share issuance costs.  As a result, we ended the year with a book value per share (“BVPS”) of $19.80 (down $0.20 from our initial BVPS on June 24, 2013), and we incurred a net loss per Common Share of $0.31.

BVPS

The following table presents our computation of BVPS at December 31, 2013:

December 31, 2013

[A] Shareholders’ Equity	$173.3
[B] Ending Common Shares outstanding (in thousands)	8,750

BVPS [A] / [B]	$19.80

Increase (decrease) in BVPS:

Since June 24, 2013 (1)	(1.0)%

(1)         On June 24, 2013 the Company issued 1,000 Common Shares to MRH in connection with its $20,000 initial capital contribution to the Company, thereby resulting in an initial BVPS of $20.00.

Our computation of BVPS and the increase or decrease in BVPS are non-GAAP measures that we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Executive Overview

We are a newly-formed Bermuda reinsurance holding company seeking primarily to offer collateralized reinsurance in the property catastrophe market. Our principal objective is to maximize the expected total return for our shareholders, primarily through the payment of dividends, by underwriting a diversified portfolio of short-tail reinsurance contracts and investing in insurance-linked securities with what we believe to be attractive risk and return characteristics. We  seek to provide our shareholders with the opportunity to own an alternative asset class whose returns we believe have historically been largely uncorrelated to those of other asset classes, such as global equities, bonds and hedge funds.

We earned no revenues during 2013, primarily because the completion of the IPO occurred subsequent to the key 2013 renewal periods for the reinsurance industry and prior to the January 1, 2014 annual renewal period.

During the interim period from January 1, 2014 to February 15, 2014, Blue Capital Re wrote $40.0 million of gross indemnity reinsurance premiums. The reinsurance business written by Blue Capital Re thus far in 2014, coupled with the  ILW Swap written by Blue Capital Re ILS during the fourth quarter of 2013 (see Note 2 of the Notes to Consolidated Financial Statements) collectively represents approximately $182.0 million in total reinsurance contract limit, as well as the deployment of $144.2 million, or 90%, of the Deployable Capital. Blue Capital Re and Blue Capital Re ILS expect to deploy substantially all of the remaining Deployable Capital throughout the first half of 2014.

Subject to the discretion of the Board, we intend to distribute a minimum of 90% of our Distributable Income in the form of cash dividends to our shareholders. We intend to make regular quarterly dividend payments for each of the first three fiscal quarters of each fiscal year, followed by a fourth “special” dividend after the end of our fiscal year to meet our dividend payout target for each fiscal year.

We currently intend to declare our first regular cash dividend, in the amount of $0.30 per Common Share, on or about April 1, 2014. Whereas we currently expect that we will have sufficient retained earnings at that time to declare a dividend of this amount, any such dividend will be dependent upon the actual amount of retained earnings that we have at that time and the approval of the Board.  Further, the actual timing of this payment, if any, will also be subject to approval by the Board.

Whereas we experienced significant competition during the key January 1, 2014 renewal season due to relatively light catastrophe losses experienced by our industry in 2013, the terms and conditions we were able to achieve were largely consistent with our expectation of the January 1, 2014 market at the time we completed the IPO.

Natural Catastrophe Risk Management

We reinsure exposures throughout the world against various natural catastrophe perils. The Managers manage our net exposure to these perils using a combination of industry third-party models, CATM®, underwriting judgment and purchases of outwards reinsurance and/or derivative instruments.

Our multi-tiered risk management approach focuses on tracking exposed contract limits, estimating the potential net impact of a single natural catastrophe event and simulating our yearly net operating result to reflect an aggregation of modeled underwriting, investment and other risks.  The Managers and the Board regularly review the outputs from this process and the Managers routinely seek to refine and improve our risk management process.

The following discussion should be read in conjunction with the “Risk Factors” contained in Item 1A herein, particularly the risk factor entitled “Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties.”

Exposure Management

The Managers monitor our net exposure to a single natural catastrophe occurrence within certain broadly defined major catastrophe zones. Our February 15, 2014 projected net exposures by zone were in compliance with our underwriting guidelines.  Namely, our projected net exposure to any one zone was below 50% of our shareholders’ equity at December 31, 2013.

These broadly defined major catastrophe zones are currently defined as follows:

North America:	Europe:

U.S. - Northeast	Western Central Europe (1)
U.S. - Mid-Atlantic	Eastern Europe
U.S. - Florida	Southern Europe
U.S. - Gulf	Northern Europe, Benelux and Scandinavia
U.S. - New Madrid	U.K. and Ireland
U.S. - Midwest
U.S. - California
U.S. - Hawaii
Canada - Eastern
Canada - Western

Rest of World:

Australia

New Zealand

Japan

South America

Middle East

(1)  Consisting of France, Germany, Switzerland and Austria.

Single Event Losses

For certain defined natural catastrophe region and peril combinations, the Managers assess the probability and likely magnitude of losses using a combination of industry third-party models, CATM® and underwriting judgment. The Managers attempt to model the projected net impact from a single event, taking into account contributions from property catastrophe reinsurance (including retrocessional business), property pro-rata reinsurance and event-linked derivative securities, offset by the net benefit of any reinsurance or derivative protections we purchase and the benefit of premiums.

There is no single standard methodology or set of assumptions utilized industry-wide in estimating property catastrophe losses. As a result, it may be difficult to accurately compare estimates of risk exposure among different insurance and reinsurance companies due to, among other things, differences in modeling, modeling assumptions, portfolio composition and concentrations, and selected event scenarios.

The table that follows details the projected net impact from single event losses as of February 15, 2014 for selected zones at selected return period levels using AIR Worldwide Corporation’s CLASIC/2 model version 15.0, one of several industry-recognized third-party vendor models. It is important to note that each catastrophe model contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Since the Managers utilize a combination of third-party models, CATM® and underwriting judgement to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the following table:

Net Impact From Single Event Losses at Specified Return Periods

	Net Impact		Percentage of December 31, 2013
	(Millions)	Return Period (1)	Shareholders’ Equity
U.S. - Florida hurricane	$45	1 in 100 year	26%
U.K. and Ireland hurricane	32	1 in 100 year	19%
U.S. - Gulf hurricane	30	1 in 100 year	17%
U.S. - California earthquake	27	1 in 250 year	16%
All other zones			less than 15%

(1)   A “100-year” return period can also be referred to as the 1.0% occurrence exceedance probability (“OEP”), meaning there is a 1.0% chance in any given year that this level will be exceeded.  A “250-year” return period can also be referred to as the 0.4% OEP, meaning there is a 0.4% chance in any given year that this level will be exceeded.

Our February 15, 2014 single event loss exposures were in compliance with our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our shareholders’ equity at December 31, 2013, and the projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our shareholders’ equity at December 31, 2013.

Our projections of the net impact from single event losses may vary considerably within a particular territory depending on the specific characteristics of the event.

Given the limited availability of reliable historical data, there is a great deal of uncertainty with regard to the accuracy of any catastrophe model, especially when contemplating longer return periods.

Our single event loss estimates represent snapshots as of February 15, 2014. The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, the expiration of existing policies, and changes in our outwards reinsurance and derivative protections.

Annual Operating Result

In addition to monitoring treaty contract limits and single event accumulation potential, we attempt to simulate our annual operating result to reflect an aggregation of modeled underwriting risks. This approach estimates a net operating result over simulated twelve month periods, including contributions from certain variables such as aggregate premiums, losses and expenses.

The Managers view this approach as a supplement to our single event stress test as it allows for multiple losses from both natural catastrophe and other circumstances and attempts to take into account certain risks that are unrelated to our underwriting activities. Through our modeling, we endeavor to take into account many risks that we face as an enterprise. However, by the very nature of the insurance and reinsurance business, and due to limitations associated with the use of models in general, our simulated result does not cover every potential risk.

I.          Results of Operations

Our consolidated financial results for the period from June 24, 2013 to December 31, 2013, follow:

($ in millions)	Period from June 24, 2013 to December 31, 2013

Revenues	$—

Expenses
General and administrative expenses	(0.7)

Net loss and comprehensive loss	$(0.7)

We operate as a single business segment through our wholly-owned subsidiaries: (i) Blue Capital Re, a Bermuda exempted limited liability company registered as a Class 3A insurer in Bermuda, which offers collateralized reinsurance; and (ii) Blue Capital Re ILS, a Bermuda exempted limited liability company which conducts hedging and other investment activities, including entering into industry loss warranties and purchasing catastrophe bonds, in support of Blue Capital Re’s operations.

Subsidiaries of Montpelier manage our reinsurance underwriting decisions and provide us with the services of our Chief Executive Officer and our interim Chief Financial Officer. Through this relationship, we will leverage Montpelier’s reinsurance underwriting expertise and infrastructure to conduct our business.

Revenues

In December 2013 Blue Capital Re ILS entered into an ILW swap (the “ILW Swap”) with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment of $1.5 million, Blue Capital Re ILS is required to make a floating-rate payment in the event of certain losses incurred from specified natural catastrophes. Through December 31, 2013, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the ILW Swap.

Due to the nature of the underlying exposure, there was no change in the fair value of the ILS Swap during 2013. Therefore, Blue Capital Re ILS did not recognize any revenue or expense from the ILW Swap during 2013.

Expenses

Our general and administrative expenses incurred during the period from June 24, 2013 to December 31, 2013, consisted primarily of $0.4 million and $0.1 million of expenses pursuant to the Investment Management Agreement and the Administrative Services Agreement, respectively, for the period from the completion of the IPO to December 31, 2013.  The balance of our general and administrative expenses incurred during that period, or $0.2 million, consisted of director fees, corporate insurance premiums, audit fees and other expenses associated with being a publicly traded company.

Income taxes

During the period from June 24, 2013 to December 31, 2013, we were not subject to income taxes in any jurisdiction.

II.  Liquidity and Capital Resources

Liquidity

The Company raised $174.0 million of net proceeds from the IPO and the Private Placement. The Company subsequently contributed $160.0 million of such net proceeds to Blue Capital Re (representing the Deployable Capital) and retained $14.0 million for its anticipated cash obligations, including its first three regular quarterly dividend payments to shareholders, for the initial year of its operations.

The Company has no operations of its own and will rely on dividends and distributions from its operating subsidiaries to pay its expenses and dividends to its shareholders beyond the initial year of its operations. There are restrictions imposed by the BMA on the payment of dividends to the Company from its operating subsidiaries as described under “Regulation and Capital Requirements” contained in Item 1 herein.  The Company intends to distribute dividends to shareholders in accordance with our dividend policy as described under “Dividend Policy” contained in Item 1 herein, but any determination to pay dividends to our shareholders will be at the discretion of the Board and will depend on a variety of factors, including: (i) the Company’s financial condition, liquidity, results of operations (including its ability to generate cash flow in excess of expenses and its expected or actual net income) and capital requirements; (ii) general business conditions, (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; and (v) any other factors that the Board deems relevant.

The primary sources of cash for the Company’s operating subsidiaries are capital contributions, premium collections, investment income, sales of investment securities, sales of and recoveries from insurance-linked securities and reinsurance recoveries.  The primary uses of cash for the Company’s operating subsidiaries are payments of losses and LAE, acquisition costs, operating expenses, including fees payable to the Managers, ceded reinsurance, purchases of insurance-linked securities and dividends and distributions.

Neither the Company nor its operating subsidiaries currently have a revolving credit facility but any or all or them may enter into a short-term revolving credit facility in the future in order to meet their short-term liquidity needs.

Capital Resources

The Company’s total shareholders’ equity (or total capital) was $173.3 million at December 31, 2013, which represents the net proceeds raised from the IPO and the Private Placement of $174.0 million less the Company’s 2013 net loss of $0.7 million.

The Company may need to raise additional capital in the future, including through a long-term revolving credit facility, a term loan or the issuance of debt, equity or hybrid securities, in order to permit it or its operating subsidiaries to, among other things: write new business; enter into other reinsurance opportunities; cover or pay losses; manage working capital requirements; repurchase Common Shares; respond to, or comply with, any changes in the capital requirements, if any, that the BMA or other regulatory bodies may require; acquire new businesses; or invest in existing businesses. The Company intends to rely on future offerings of Common Shares to raise additional equity capital; however, we cannot assure you that the Company will be able to successfully raise additional capital. In the event the Company incurs indebtedness for any of these purposes or other purposes, it intends to limit its borrowing to an amount no greater than 50% of its shareholders’ equity at the time of the borrowing. However, subject to the approval of the Board, the Company may borrow an amount in excess of 50% of our shareholders’ equity at the time of the borrowing.

The issuance of any new debt, equity or hybrid financial instruments might contain terms and conditions that are unfavorable to the Company’s shareholders.  Any new issuances of equity or hybrid securities could include the issuance of securities with rights, preferences and privileges that are senior or otherwise superior to those of Common Shares and could be dilutive to existing shareholders.  Any new debt securities may contain terms that materially restrict the Company’s operations, including its ability to distribute cash to shareholders.  In addition, if the Company cannot obtain adequate capital on favorable terms, or at all, its business could be adversely affected.

Collateral Requirements

Most of the reinsurance contracts that Blue Capital Re will enter into will be collateralized by cash or cash equivalents. The collateral will be pledged to secure Blue Capital Re’s obligations under the applicable collateralized reinsurance contract and this collateral will not be available for any other purpose until the expiration of the applicable contract (or, in the event of a covered loss, the resolution of any claims under the applicable contract). The cash flow from the net premiums in respect of Blue Capital Re’s collateralized reinsurance contracts will not be freely available to Blue Capital Re until the expiration of the contract (or, in the event of a covered loss, the resolution of any claims under the applicable contract).

Insurance-Linked Securities

When Blue Capital Re ILS buys an industry loss warranty, it pays a cash premium at the inception of the contract and, in return, a cash payout is made if a catastrophic event causes losses to the insurance industry in excess of a predetermined trigger amount. When Blue Capital Re ILS buys a catastrophe bond, an initial cash purchase is made and Blue Capital Re ILS will be entitled to receive cash interest payments and a repayment of the principal amount in cash (unless a specified trigger, such as a catastrophe event, occurs).

Contractual Obligations and Commitments

As of December 31, 2013, neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

The Company and its operating subsidiaries have entered into the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement with the Managers.  A summary of our obligations pursuant to each of these agreements follows:

Investment Management Agreement.  Pursuant to the Investment Management Agreement, we are obligated to pay the Investment Manager the Management Fee which is equal to 1.5% of our average total shareholders’ equity per annum, calculated and payable in arrears in cash each quarter (or part thereof) that the Investment Management Agreement is in effect. Our average total shareholders’ equity for purposes of calculating the Management Fee is outlined on page 15 herein.

As of December 31, 2013, our total shareholders’ equity was $173.3 million.  Assuming that our average total shareholders’ equity remains at this level in future periods, we would expect to pay the Investment Manager a Management Fee of approximately $2.6 million per year pursuant to this agreement.

Underwriting and Insurance Management Agreement.  Pursuant to the Underwriting and Insurance Management Agreement, we are obligated to pay the Reinsurance Manager the Performance Fee which is calculated and payable in arrears in cash each quarter that such agreement is in effect in an amount, as outlined on page 15 herein.

Since the Underwriting and Insurance Management Agreement is dependent on our future performance, we are unable to determine the amount of Performance Fees we would expect to pay the Reinsurance Manager in future periods pursuant to this agreement.

Administrative Services Agreement.  Pursuant to the Administrative Services Agreement, we are obligated to reimburse the Investment Manager for various fees, expenses and other costs in connection with the services provided under the terms of this agreement, including the services of our interim Chief Financial Officer, modeling software licenses and finance, legal and administrative support.

We currently expect to pay the Investment Manager approximately $0.7 million per year in future periods pursuant to this agreement, which is inclusive of the fee that we are currently paying for the services of our interim Chief Financial Officer.  We expect to hire a permanent Chief Financial Officer, who will not be an employee of Montpelier, within 24 months of the IPO.  Once we hire a permanent Chief Financial Officer, we expect to pay the Investment Manager  approximately $0.3 million per year in future periods pursuant to this agreement.

Certain Termination Provisions Associated with the Foregoing Agreements.  We may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement for five years after the completion of the IPO, whether or not the Managers’ performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the applicable Manager), we must pay a one-time termination fee to either the Investment Manager or the Reinsurance Manager, as applicable, equal to 5% of our GAAP shareholders’ equity, calculated as of the most recently completed quarter prior to the date of termination.

As of December 31, 2013, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Managers a one-time termination fee of approximately $8.7 million.

Off-Balance Sheet Arrangements

As of December 31, 2013, we were not subject to any off-balance sheet arrangement that we believe is material to our investors.

Cash Flows

During the period from June 24, 2013 to December 31, 2013, we experienced a net increase in cash and cash equivalents of 173.8 million, representing our net proceeds from the IPO and the Private Placement of $174.0 million, less $0.2 million in routine operating cash outflows.  We had no investing cash flows during this period.

Detailed information regarding our financing cash flows during 2013 follows:

•     we received $1.0 million from Montpelier connection with our initial capitalization;

•                we received $117.8 million from third-party investors in connection with the IPO, which is net of $7.2 million of Common Share issuance costs;

•                 we received $50.0 million from Montpelier Re in connection with the Private Placement;

•                 we received $6.2 million from Montpelier as reimbursement of the underwriting discounts and commissions we incurred in the IPO; and

•                we repurchased $1.0 million shares from Montpelier.

In addition, Montpelier incurred and paid (on our behalf) a $1.3 million structuring fee to Deutsche Bank Securities Inc., equal to one percent of the gross IPO proceeds that we received from third-parties.

Repatriation of Cash

We do not have any operations outside of Bermuda, and we do not expect to repatriate any cash to any other jurisdiction.

III.  Summary of Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that will affect the reported and disclosed amounts of our assets and liabilities as of the balance sheet dates and the reported amounts of our revenues and expenses during the reporting periods. We believe the items that will require the most subjective and complex estimates are: (1) our loss and LAE reserves; (2) our written and earned reinsurance premiums; and (3) the implications of being an emerging growth company under the JOBS Act. Our accounting policies for these items will be of critical importance to our consolidated financial statements.

Loss and LAE Reserves

Our loss and LAE reserves will represent our best estimate of future amounts needed to pay our claims and related expenses (such as claim adjusters’ fees and litigation expenses) for insured losses that have occurred. The process of estimating these reserves involve a considerable degree of judgment, and our estimates as of any given date will be inherently uncertain. The Reinsurance Manager will provide us with assistance in establishing, maintaining and settling our loss and LAE reserves.

Estimating loss and LAE reserves will require us to make assumptions regarding reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in legal environments, inflation, loss amplification and other factors. These estimates and judgments will be based on numerous considerations and will be revised as: (i) we receive changes in loss amounts reported by ceding companies and brokers; (ii) we obtain additional information, experience or other data; (iii) new or improved methodologies are developed; or (iv) laws change.

The timeliness of loss reporting can be affected by such factors as the nature of the event causing the loss, the location of the loss and where our exposure falls within the cedant’s overall reinsurance program. Our reserving process will be highly dependent on the loss information we receive from ceding companies and brokers. Furthermore, during the loss settlement period, which may last several years, additional facts regarding individual claims and trends often will become known, and case law may change, all of which can affect our ultimate expected losses.

Our loss and LAE reserves will be comprised of case reserves (which are based on claims that have been reported to us) and incurred but not reported, which we refer to as “IBNR” reserves (which are based on losses that we believe to have occurred but for which claims have not yet been reported to us and which may include a provision for expected future development on our case reserves).

Our case reserve estimates will initially be determined on the basis of loss reports we will receive from our cedants. Our IBNR reserve estimates will be determined using various actuarial methods as well as a combination of historical insurance industry loss experience, estimates of pricing adequacy trends and our professional judgment. The process we will use to estimate our IBNR reserves will involve projecting our estimated ultimate loss and LAE reserves and then subtracting paid claims and case reserves as notified by the ceding company, to arrive at our IBNR reserves.

Most of our reinsurance contracts will be comprised of business that will have both a low frequency of claims occurrence and a high potential severity of loss, primarily from claims arising from natural and man-made catastrophes. Given the high-severity, low-frequency nature of these events, the losses typically generated therefrom do not lend themselves to traditional actuarial reserving methods, such as statistical calculations of a range of estimates surrounding the best point estimate of our loss and LAE reserves. Therefore, our reserving approach for these types of coverages will be to estimate the ultimate cost associated with a single loss event rather than to analyze the historical development patterns of past losses as a means of estimating ultimate losses for an entire accident year. We will estimate our reserves for these large events on a contract-by-contract basis by means of a review of policies with known or potential exposure to a particular loss event.

The two primary bases we will use for estimating the ultimate loss associated with a large event are: (i) actual and precautionary claims advice received from the cedant; and (ii) the nature and extent of the impact the event is estimated to have on the industry as a whole and the affected underlying contracts. Immediately after a loss event, the estimated industry market loss will be the primary driver of our ultimate loss from such event. In order to estimate the nature and extent of the event, we will rely on output provided by commercially available catastrophe models, as well as proprietary models developed by Montpelier and utilized by the Reinsurance Manager. The exposure of each cedant potentially affected by the event will be analyzed on the basis of this output. As the amount of information received from cedants increases during the period following an event, so will our reliance on this information.

While the approach we will use in reserving for large events will be applied with consistency, at any point in time the specific reserving assumptions may vary among contracts. The assumptions for a specific contract may depend upon the class of business, historical reporting patterns of the cedant (if any), whether or not the cedant provides an IBNR estimate, how much of the loss has been paid, the number of underlying claims still open and other factors. For example, the expected loss development for a contract with one percent of its claims still open would likely be less than for a contract with 50% of its claims still open.

To the extent we rely on industry data to aid us in our reserve estimates, there will be a risk that the data may not match our risk profile or that the industry’s overall reserving practices differ from our own and those of our cedants. In addition, reserving may prove to be especially difficult should a significant loss take place near the end of a reporting period, particularly if the loss involves a catastrophic event. These factors will further contribute to the degree of uncertainty in our reserving process.

As a reinsurer, we will rely on loss information reported to brokers by primary insurers who, in turn, must estimate their own losses at the policy level, often based on incomplete and changing information. The information we receive will vary by cedant and may include paid losses, estimated case reserves and an estimated provision for IBNR reserves. Reserving practices and the quality of data reporting will vary among ceding companies, which will add further uncertainty to the estimation of our ultimate losses. The nature and extent of information we receive from ceding companies and brokers will also vary widely depending on the type of coverage, the contractual reporting terms (which are affected by market conditions and practices) and other factors. Due to the lack of standardization of the terms and conditions of reinsurance contracts, the wide variability of coverage provided to individual clients and the tendency of those coverages to change rapidly in response to market conditions, the ongoing economic impact of such uncertainties and inconsistencies cannot be reliably measured. Additional risks to us involved in the reporting of retrocessional contracts will include varying reserving methodologies used by the original cedants and an additional reporting lag due to the time required for the retrocedant to aggregate its assumed losses before reporting them to us. Additionally, the number of contractual intermediaries will normally be greater for retrocessional business than for insurance and reinsurance business, thereby further increasing the time lag and imprecision associated with loss reporting.

Since we will rely on ceding company estimates of case and IBNR reserves in the process of establishing our own loss and LAE reserves, we will maintain certain procedures designed to mitigate the risk that this information is incomplete or inaccurate. These procedures may include: (i) comparisons of expected premiums to reported premiums, which will help us to identify delinquent client periodic reports; (ii) ceding company audits to facilitate loss reporting and identify inaccurate or incomplete claim reporting; and (iii) underwriting reviews to ascertain that the losses ceded are covered as provided under the contract terms. We will also utilize catastrophe model outputs and industry market share information to evaluate the reasonableness of reported losses, which will also be compared to loss reports received from other cedants. These procedures will be incorporated in our internal controls processes on an ongoing basis and will be regularly evaluated and amended as market conditions, risk factors and unanticipated areas of exposure develop.

We do not expect to experience any significant claims processing backlogs, although such backlogs may occur following a major catastrophic event.

The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in our loss and LAE reserves being significantly greater or less than the loss and LAE reserves we initially established.  Any adjustments to our loss and LAE reserves will be reflected in our financial results during the period in which they are determined.

GAAP will not permit us to record or carry contingency reserves for catastrophe losses that are expected to occur in the future. Therefore, during periods in which significant catastrophe loss events occur, our underwriting results are likely to be adverse, and during periods in which significant catastrophe loss events do not occur, our underwriting results are likely to be favorable.

Written and Earned Reinsurance Premiums

Reinsurance contracts can be written on a risks-attaching or losses-occurring basis. Under risks-attaching reinsurance contracts, all claims from cedants’ underlying policies incepting during the contract period are covered, even if they occur after the expiration date of the reinsurance contract. In contrast, losses-occurring reinsurance contracts cover all claims occurring during the period of the contract, regardless of the inception dates of the underlying policies. Any losses occurring after the expiration of the losses-occurring contract are not covered.

Premiums written will be recognized as revenues, net of any applicable underlying reinsurance coverage. For losses-occurring contracts, the earnings period will be the same as the reinsurance contract. For risks-attaching contracts, the earnings period will be based on the terms of the underlying insurance policies.

Reinsurance contracts are typically written prior to the time the underlying direct policies are written by cedants and accordingly they must estimate these premiums when purchasing reinsurance coverage. For the majority of excess-of-loss contracts, a deposit or minimum premium will be defined in the contract’s wording. The deposit or minimum premium will be based on the ceding company’s estimated premiums, and this estimate will be recorded as written premium in the period the underlying risks incept. This premium will often be adjustable at the end of the contract period to reflect the changes in underlying risks in force during the contract period. Subsequent adjustments, based on reports by the ceding companies of actual premium, will be recorded in the period they are determined, which is normally within six months to one year subsequent to the expiration of the policy.

For pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium will be specified in the contract, written premium will be recognized based on estimates of ultimate premiums provided by ceding companies and the Reinsurance Manager. Initial estimates of written premium will be recognized in the period in which the underlying risks incept. Subsequent adjustments, based on reports of actual premium by the ceding companies or revisions in estimates, will be recorded in the period in which they are determined. Such adjustments are generally determined after the associated risk periods have expired, in which case the premium adjustments are fully earned when written. Unearned premiums represent the portion of premiums written that are applicable to future insurance or reinsurance coverage provided by policies or contracts in force.

Some of our reinsurance contracts may include contract terms that require an automatic reinstatement of coverage in the event of a loss. The associated reinstatement premium will normally be calculated on the basis of: (i) a fixed percentage (normally 100%) of the deposit or minimum premium; and (ii) the proportion of the original limit exhausted. In a year of large loss events, reinstatement premiums will be higher than in a year in which there are no such events. Reinstatement premiums will be fully earned or expensed as applicable when a triggering loss event occurs and losses are recorded. We will record reinstatement premiums on a basis consistent with our estimates of losses and LAE.

JOBS Act

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an emerging growth company.  As an emerging growth company, we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable.

We have also determined that, as an emerging growth company, we will not: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b); (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; or (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to median employee compensation.

We will continue to be an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the date of the IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

Since we have elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, our consolidated financial statements may not be comparable to those emerging growth companies that have chosen not to take advantage of the extended transition period afforded by the JOBS Act.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

We believe that our consolidated balance sheet is (or will be in the future) principally exposed to natural catastrophe risk, interest rate risk, foreign currency risk and credit risk.  We also believe that our consolidated balance sheet is exposed to the effects of inflation.

Natural Catastrophe Risk

We have exposure to natural catastrophes around the world. We will manage our exposure to catastrophes using a combination of industry third-party models, CATM®, underwriting judgment and purchases of outwards reinsurance and/or derivative instruments.

The Managers’ multi-tiered risk management approach will focus on tracking exposed contract limits, estimating the potential impact of a single event and simulating our yearly operating result to reflect an aggregation of modeled underwriting risks. See “Natural Catastrophe Risk Management” contained in Item 7 herein.

Interest Rate Risk

Because the risks we assume will be underwritten on a fully-collateralized basis, most of our capital will be held in trust accounts as cash and cash equivalent collateral, and our capital that is not deployed will generally be held in the form of cash and cash equivalents until it is deployed.  Furthermore, any fixed maturity investment purchases that we may choose to make in the future will likely have a remaining maturity of one-year or less at the time of purchase.

We may also choose to purchase catastrophe bonds in the future.  However, catastrophe bonds are typically floating-rate in nature and are thereby subject only to a limited amount of interest rate risk.

As a result, our current and future exposure to interest rate risk is not expected to be material.

Foreign Currency Risk

Our reporting currency is the U.S. dollar, but we may in the future be required to collect certain reinsurance premiums and pay certain losses in foreign currencies. Accordingly, we may be exposed to fluctuations in the exchange rates of these foreign currencies.

We would likely manage any significant foreign currency risk associated with our non-U.S. dollar reinsurance balances by entering into foreign exchange derivative contracts. These foreign exchange derivative contracts would be designed to protect our reinsurance balances against movements in foreign exchange rates. These contracts would not eliminate fluctuations in the actual value of our assets and liabilities denominated in foreign currencies; rather, they would provide an offsetting benefit or detriment against such exchange rate movements.

Credit Risk

We expect that our financial instruments, which may potentially subject us to concentrations of credit risk, will consist primarily of fixed maturity investments (including catastrophe bonds), reinsurance premiums receivable and derivative instruments.

We intend to primarily hold cash, cash equivalents and fixed maturity investments which have a very high quality and a remaining maturity of one-year or less at the time of purchase.  Therefore, we would expect our exposure to the loss of principal resulting from issuer credit difficulties to be less than that of an entity with a lower quality portfolio of a longer duration. We also intend to maintain our portfolio in such a manner that we will have no significant concentrations of credit risk from a single issue or issuer, other than concentrations in U.S. government and U.S. government-sponsored enterprises, in accordance with our investment guidelines.

We do not expect to invest in any fixed maturity investments with credit exposure to the Eurozone.

We will remain liable for losses we incur to the extent that any third-party reinsurer is unable or unwilling to make timely payments to us under our reinsurance agreements. We will also remain liable in the event that any of our ceding companies are unable to collect amounts due from its underlying third-party reinsurers.

Under our reinsurance security policy, reinsurers will typically be required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. We will also consider reinsurers that are not rated or do not fall within this threshold on a case-by-case basis when collateralized up to policy limits, net of any premiums owed. We will monitor the financial condition and ratings of our reinsurers on an ongoing basis.

We will underwrite reinsurance business through independent brokers. Credit risk will exist to the extent that one or more of these brokers are unable to fulfill their contractual obligations to us. For example, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to us for those amounts, whether or not we have actually received them.

Effects of Inflation

The pricing for our reinsurance products and our loss and LAE reserve estimates could be significantly impacted by changing rates of inflation and other economic conditions.  We also take loss amplification into account in our catastrophe loss models and in establishing our loss and LAE reserves.  In this instance, loss amplification refers to inflationary and heightened loss adjustment pressure within a local economy that has the potential to occur after a catastrophe loss and which can escalate overall losses.

Item 8.     Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 67 of this report.

Item 9.               Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

Our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2013.  Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures are effective.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

There have been no changes in our internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Reported under the captions “Directors, Executive Officers and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

The Company’s Code of Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.bcapre.bm and is included as Exhibit 14 to this report. The Company’s Code of Conduct and Ethics is also available in print free of charge to any shareholder upon request.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board since the IPO.  The procedures for shareholders to nominate directors are reported under the caption “The Board and Committees - Shareholder Recommendations” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

Item 11.        Executive Compensation

Reported under the caption “Executive Compensation” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Reported under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2014 Proxy Statement, herein incorporated by reference and “Securities Authorized for Issuance Under Equity Compensation Plans” contained in Item 5 herein.

Item 13.        Certain Relationships and Related Transactions and Director Independence

Reported under the captions “Certain Relationships and Related Transactions” and “The Board and Committees” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

Item 14.        Principal Accountant Fees and Services

Reported under the caption “Appointment of Independent Auditor” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)                   Documents Filed as Part of the Report

The financial statements, financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 67 of this report.  A listing of all exhibits filed as part of the report appears on page 65 of this report.

(b)                   Exhibits

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference.

Exhibit Number	Description of Document

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-191586).

3.2	Certificate of Incorporation on Change of Name of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-191586).

3.3	Memorandum of Association of the Company (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, Registration No. 333-191586).

3.4

Certificate of Deposit of Memorandum of Increase of Share Capital of the Company (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, Registration No. 333-191586).

3.5	Bye-Laws of the Company (incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, Registration No. 333-191586).

4.1	Form of Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-191586).

10.1

Underwriting Agreement dated November 12, 2013, among the Company and Deutsche Bank Securities Inc., Barclays Capital Inc. and UBS Securities LLC as representatives of the several underwriters. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 12, 2013).

10.2

Underwriting and Insurance Management Agreement dated November 12, 2013, among the Company, Blue Capital Re and the Reinsurance Manager (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 12, 2013).

10.3

Investment Management Agreement dated November 12, 2013, between the Company and the Investment Manager (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 12, 2013).

10.4

Administrative Services Agreement dated November 12, 2013, between the Company and the Investment Manager (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 12, 2013).

10.5	Trademark License Agreement dated November 12, 2013, between the Company and Montpelier (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 12, 2013).

10.6	Shareholder and Registration Rights Agreement dated November 12, 2013 (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on November 12, 2013).

10.7	Retrocession Agreement dated December 31, 2013, between Blue Capital Re and Blue Water Re (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 6, 2014).

10.8	Lock-up Agreement with Montpelier Re dated October 29, 2013. (*)

10.9	Form of Director and Officer Lock-up Agreement dated October 29, 2013. (*)

10.10	The Company’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Registration No. 333-191586).

11	Computation of Per Share Earnings (included in Note 1 of the Notes to Consolidated Financial Statements). (*)

14	Code of Ethics. (*)

21	Subsidiaries of the Registrant, filed with this report. (*)

24	Power of Attorney (included as part of Signatures page). (*)

31.1	Certification of William Pollett, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of William Pollett and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, pursuant to 18 U.S.C. Section 1350. (*)

(c)                    Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 67 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

Date: March 7, 2014	By:	/s/ MICHAEL S. PAQUETTE
Michael S. Paquette
Chief Financial Officer

Power of Attorney

KNOW ALL MEN by these presents, that the undersigned does hereby make, constitute and appoint William Pollett, Michael S. Paquette and Allison D. Kiene and each of them, as true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution, resubstitution and revocation, for and in the name, place and stead of the undersigned, to execute and deliver the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and any and all amendments thereto; such Form 10-K and each such amendment to be in such form and to contain such terms and provisions as said attorney or substitute shall deem necessary or desirable; giving and granting unto said attorney, or to such person or persons as in any case may be appointed pursuant to the power of substitution herein given, full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or, in the opinion of said attorney or substitute, able to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney or such substitute shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 7th day of March, 2014.

Signature	Title

/s/ WILLIAM POLLETT	President, Chief Executive Officer and Director
William Pollett	(Principal Executive Officer)

/s/ MICHAEL S. PAQUETTE	Chief Financial Officer
Michael S. Paquette	(Principal Financial Officer and Principal Accounting Officer)

/s/ CHRISTOPHER L. HARRIS
Christopher L. Harris	Chairman

/s/ D. ANDREW COOK
D. Andrew Cook	Director

/s/ ERIC LEMIEUX
Eric Lemieux	Director

/s/ JOHN R. WEALE
John R. Weale	Director

Index to Consolidated Financial Statements and Financial Statement Schedules

Form
10-K
page(s)

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2013	F-1

Consolidated Statement of Operations and Comprehensive Loss for the period from June 24, 2013 to December 31, 2013	F-2

Consolidated Statements of Shareholders’ Equity for the period from June 24, 2013 to December 31, 2013	F-3

Consolidated Statements of Cash Flows for the period from June 24, 2013 to December 31, 2013	F-4

Notes to Consolidated Financial Statements	F-5

Other Financial Information:

Management’s Responsibility For Financial Statements	F-13

Management’s Annual Report on Internal Control over Financial Reporting	*

Report of Independent Registered Public Accounting Firm	F-14

Selected Quarterly Financial Data (unaudited)	F-15

Financial Statement Schedules:

I. Summary of Investments - Other than Investments in Related Parties	**

II. Condensed Financial Information of the Registrant	FS-1

III. Supplementary Insurance Information	FS-3

IV. Reinsurance	**

V. Valuation and Qualifying Accounts	**

VI. Supplemental Information Concerning Property and Casualty Insurance Operations	**

*                 Not included due to a transition period established by the rules of the SEC for newly public companies.

**          Not required to be filed in accordance with Rule 7-05 of Regulation S-X.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEET

(In millions of U.S. dollars, except share and per share amounts)	December 31, 2013
Assets
Cash and cash equivalents	$173.8
Prepaid assets	0.2
Other assets	1.5
Total Assets	175.5
Liabilities
Accounts payable and accrued expenses (See Note 7)	0.7
Other liabilities	1.5
Total Liabilities	2.2

Commitments and contingent liabilities (See Note 8)	—

Shareholders’ Equity
Common Shares at $1.00 par value per share - 100,000,000 shares authorized; 8,750,000 shares issued and outstanding	8.8
Additional paid-in capital	165.2
Retained deficit	(0.7)
Total Shareholders’ Equity	173.3
Total Liabilities and Shareholders’ Equity	$175.5

See Notes to Consolidated Financial Statements, including Note 7 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(In millions of U.S. dollars, except per share amounts)	Period from June 24, 2013 to December 31, 2013
Revenues	$—

Expenses
General and administrative expenses	0.7

Total expenses	0.7

Net loss and comprehensive loss	$(0.7)

Basic loss per Common Share	$(0.31)

Dividends declared per Common Share	$—

See Notes to Consolidated Financial Statements, Statements, including Note 7 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Total	Common	Additional
	shareholders’	Shares at	paid-in	Retained
(In millions of U.S. dollars)	equity	par value	capital	deficit

Beginning balances at June 24, 2013	$—	$—	$—	$—

Net loss	(0.7)	—	—	(0.7)

Issuances of Common Shares:
In connection with the Company’s initial capitalization	1.0	—	1.0	—
In connection with the IPO	125.0	6.3	118.7	—
In connection with the Private Placement	50.0	2.5	47.5	—

Common Share issuance costs	(7.2)	—	(7.2)	—

Reimbursement of certain Common Share issuance costs (see Note 7)	6.2	—	6.2	—

Repurchase of Common Shares	(1.0)	—	(1.0)	—

Ending balances at December 31, 2013	$173.3	$8.8	$165.2	$(0.7)

See Notes to Consolidated Financial Statements, Statements, including Note 7 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS

Period from
June 24, 2013
(In millions of U.S. dollars)	to December 31, 2013

Cash flows from operations:
Net loss	$(0.7)
Net change in:
Prepaid assets	(0.2)
Other assets	(1.5)
Accounts payable and accrued expenses	0.7
Other liabilities	1.5
Net cash used for operations	(0.2)

Cash flows from investing activities	—

Cash flows from financing activities:
Net proceeds from the issuance of Common Shares:
In connection with the Company’s initial capitalization	1.0
In connection with the IPO, net of $7.2 million of Common Share issuance costs	117.8
In connection with the Private Placement	50.0
Reimbursement of certain Common Share issuance costs (see Note 7)	6.2
Repurchase of Common Shares	(1.0)
Net cash provided from financing activities	174.0

Net increase in cash and cash equivalents during the period	173.8

Cash and cash equivalents - beginning of period	—

Cash and cash equivalents - end of period	$173.8

See Notes to Consolidated Financial Statements, Statements, including Note 7 which describes certain related party transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,

except per share amounts or as otherwise noted)

NOTE 1.          Summary of Significant Accounting Policies

Basis of Presentation and Overview

Blue Capital Reinsurance Holdings Ltd. (the “Company” or the “Registrant”) is a Bermuda exempted limited liability company that, through its subsidiaries, offers collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. The Company was incorporated under the laws of Bermuda on June 24, 2013, commenced its operations on November 12, 2013, and does not have any material operating history. The Company’s headquarters and principal executive offices are located at 94 Pitts Bay Road, Pembroke, Bermuda HM 08, and its registered office is located at Canon’s Court, 22 Victoria Street, Hamilton, Bermuda HM 12.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses reported during the period. Actual results could differ materially from those estimates.

On November 5, 2013, the Company’s registration statement on Form S-1 was declared effective, pursuant to which it sold 6,250,000 Common Shares to the public at a price of $20.00 per share (the “IPO”).  Concurrent with the IPO, the Company completed a private placement with Montpelier Reinsurance Ltd. (“Montpelier Re”), a wholly-owned subsidiary of Montpelier Re Holdings Ltd. (“Montpelier”), pursuant to which it sold an additional 2,500,000 Common Shares at a price of $20.00 per share (the “Private Placement”).  The Company’s  total gross proceeds from the IPO and the Private Placement were $175.0 million, and its total net proceeds (expressed after its net expenses associated with the IPO) were $174.0 million.  The Company’s  Common Shares began trading on the New York Stock Exchange on November 6, 2013 under the symbol “BCRH” and were subsequently listed on the Bermuda Stock Exchange under the symbol “BCRH.BH.”

The Company operates as a single business segment through its wholly-owned subsidiaries: (i) Blue Capital Re Ltd. (“Blue Capital Re”), a Bermuda Class 3A insurer which offers collateralized reinsurance; and (ii) Blue Capital Re ILS Ltd. (“Blue Capital Re ILS”), a Bermuda exempted limited liability company which conducts hedging and other investment activities, including entering into industry loss warranties and purchasing catastrophe bonds, in support of Blue Capital Re’s operations.

The Company’s business strategy is to build a diversified portfolio of reinsurance risks that will generate underwriting profits, which it intends to principally distribute through the payment of dividends, with returns commensurate with the amount of risk assumed.  The Company seeks to provide its shareholders with the opportunity to own an alternative asset class whose returns are believed to have historically been largely uncorrelated to those of other asset classes, such as global equities, bonds and hedge funds. Subject to the discretion of the Company’s board of directors (the “Board”), the Company currently intends to distribute a minimum of 90% of its Distributable Income in the form of cash dividends to its holders of Common Shares. “Distributable Income,” a non-GAAP measure, means the Company’s net income excluding any non-cash compensation expense, unrealized gains and losses and other non-cash items recorded in its net income for the period. Subject to the discretion of the Board, the Company intends to make regular quarterly dividend payments for each of the first three quarters of each year, followed by a fourth “special” dividend after the end of the year to meet its dividend payout target for each calendar year.

Through each of the following roles and relationships, the Company leverages Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business: (i) Blue Capital Management Ltd. (the “Investment Manager”) and Blue Capital Insurance Managers Ltd. (the “Reinsurance Manager”), each wholly-owned subsidiaries of Montpelier (collectively referred to herein as the “Managers”), manage Blue Capital Re’s and Blue Capital Re ILS’s reinsurance underwriting decisions; (ii) Blue Water Re Ltd., Montpelier’s wholly-owned special purpose insurance vehicle, is a significant source of reinsurance business for Blue Capital Re; and (iii) certain officers of Montpelier also serve as the Company’s Chief Executive Officer, the Company’s interim Chief Financial Officer, and as two of the Company’s five directors, including the role of Chairman.  See Note 7.

The Company qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, the Company is eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. The Company intends to take advantage of some, but not all, of the exemptions available to emerging growth companies until such time that it is no longer an emerging growth company.  The Company has, however, irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Cash and Cash Equivalents

The Company’s cash and cash equivalents of $173.8 million at December 31, 2013, consist of cash and fixed income investments with maturities of less than three months, as measured from the date of purchase.  The Company initially retained $14.0 million of the total net cash proceeds from the IPO and the Private Placement which it believes will be sufficient to fund its anticipated cash obligations, including its first three regular quarterly dividend payments, for the initial year of its operations. The balance of the net cash proceeds from the IPO and the Private Placement will be deployed in indemnity reinsurance contracts and investments in insurance-linked securities throughout the first half of 2014.

Cash and Investment Assets Held in Trust

Blue Capital Re does not operate with a financial strength rating and, instead, will fully collateralize its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.  As of December 31, 2013, Blue Capital Re was not required to hold any of its cash and cash equivalents in trust for the benefit of ceding companies.

Reinsurance Premiums and Acquisition Costs

Reinsurance contracts can be written on a risks-attaching or losses-occurring basis. Under risks-attaching reinsurance contracts, all claims from cedants’ underlying policies incepting during the contract period are covered, even if they occur after the expiration date of the reinsurance contract. In contrast, losses-occurring reinsurance contracts cover all claims occurring during the period of the contract, regardless of the inception dates of the underlying policies. Any claims occurring after the expiration of the losses-occurring contract are not covered.

Premiums written will be recognized as revenues, net of any applicable underlying reinsurance coverage, and will be earned over the term of the related policy or contract.  For losses-occurring contracts, the earnings period follows the term of the reinsurance contract. For risks-attaching contracts, the earnings period follows the term of the underlying insurance policies.

With respect to excess-of-loss contracts, written premiums are typically based on the deposit or minimum premium as defined in the contract. Subsequent adjustments, based on reports of actual premium or revisions in estimates by ceding companies, will be recorded in the period in which they are determined.  For pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, written premium will be recognized based on estimates of ultimate premiums provided by ceding companies and the Managers.  Initial estimates of written premium will be recognized in the period in which the underlying risks incept. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, will also be recorded in the period in which they are determined. Such adjustments are generally determined after the associated risk periods have expired, in which case the premium adjustments will be fully earned when written. Unearned premiums represent the portion of premiums written that are applicable to future reinsurance coverage provided by policies or contracts in force.

Premiums receivable will be recorded at amounts due less any provision for doubtful accounts.

Reinsurance contracts that are written on a reinstateable basis may not be economic for Blue Capital Re to write efficiently, because both limits are required to be fully collateralized. Nonetheless, when a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premium will be recorded as both written and earned when Blue Capital Re determines that such a loss event has occurred.

Deferred acquisition costs represent commissions, brokerage costs, premium taxes and excise taxes, each of which relates directly to the writing of reinsurance contracts. Deferred acquisition costs are typically amortized over the underlying risk period of the related contracts.  Deferred acquisition costs can also include earned and incurred profit commissions.

As of December 31, 2013, Blue Capital Re had not yet written, earned or collected any reinsurance premiums and had not incurred, paid or deferred any acquisition costs.

Loss and Loss Adjustment Expense (“LAE”) Reserves

Loss and LAE reserves are comprised of case reserves (which will be based on claims that have been reported) and IBNR reserves (which will be based on losses that are believed to have occurred but for which claims have not yet been reported and may include a provision for expected future development on existing case reserves). Case reserve estimates will initially be set on the basis of loss reports received from third parties.  IBNR reserves will be estimated by management using various actuarial methods as well as a combination of the Manager’s own loss experience, historical industry loss experience and management and the Manager’s professional judgment.

The uncertainties inherent in the reserving process, potential delays by cedants and brokers in the reporting of loss information, together with the potential for unforeseen adverse developments, may result in loss and LAE reserves ultimately being significantly greater or less than the reserve provided at the end of any given reporting period. The degree of uncertainty is further increased when a significant loss event takes place near the end of a reporting period. Loss and LAE reserve estimates will be regularly reviewed and updated as new information becomes known. Any resulting adjustments will be reflected in income in the period in which they become known.

As of December 31, 2013, Blue Capital Re had not yet incurred or paid any loss and loss adjustment expenses, or established any loss and LAE reserves.

Ceded Reinsurance

In the normal course of business, Blue Capital Re may purchase reinsurance in order to manage its exposures. The amount of ceded reinsurance that Blue Capital Re may buy will vary from year to year depending on its risk appetite, as well as the availability and cost of the reinsurance coverage. Ceded reinsurance premiums will be accounted for on a basis consistent with those used in accounting for the underlying premiums assumed and will be reported as a reduction of net premiums written and earned.

Under Blue Capital Re’s reinsurance security policy, reinsurers are typically required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. Blue Capital Re also considers reinsurers that are not rated or do not fall within this threshold on a case-by-case basis if adequately collateralized.

The cost of any reinsurance purchased varies based on a number of factors. The initial premium associated with excess-of-loss reinsurance is normally based on the underlying premiums assumed.  As these reinsurance contracts will typically be purchased prior to the time the assumed risks are written, ceded premium recorded in the period of inception will reflect an estimate of the amount that Blue Capital Re expects to ultimately pay. In the majority of cases, the premium initially recorded is subsequently adjusted to reflect premium actually assumed during the contract period. These adjustments will be recorded in the period that they are determined. In addition, losses which pierce excess-of-loss reinsurance cover may generate reinstatement premium ceded, depending on the terms of the contract. Any reinstatement premium ceded will be recognized as written and expensed at the time the reinsurance recovery is estimated and recorded.

The cost of quota share reinsurance will initially be based on the estimated gross premium written related to the specific lines of business covered by the reinsurance contract. As gross premiums are written during the period of coverage, reinsurance premiums ceded will be adjusted in accordance with the terms of the quota share agreement.

Reinsurance recoverable on paid losses represents amounts currently due from reinsurers.  Reinsurance recoverable on unpaid losses represents amounts collectible from reinsurers once the losses are paid.  The recognition of reinsurance recoverable requires two key judgments. In determining ceded IBNR, the first judgment involves the estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR will be developed as part of the Manager’s loss reserving process and consequently, its estimation is subject to risks and uncertainties similar to the estimation of gross IBNR.  The second judgment relates to the amount of the reinsurance recoverable balance that ultimately will not be collected from reinsurers due to insolvency, contractual dispute, or other reasons.

As of December 31, 2013, Blue Capital Re had not yet purchased any reinsurance.

Loss Per Common Share

The following table outlines the Company’s computation of its basic loss per Common Share for the period from June 24, 2013 to December 31, 2013 :

Period from June 24, 2013 to December 31, 2013
Net loss	$0.7
Average Common Shares outstanding (in thousands)	2,303
Basic loss per Common Share	$(0.31)

Fair Value Hierarchy

GAAP establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the three broad levels described below. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date, Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, and Level 3 inputs are unobservable inputs for the asset or liability.

Assets and liabilities valued on the basis of pricing models with significant unobservable inputs or non-binding broker quotes are classified as Level 3.  See Note 2.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that are expected to have a material impact on the presentation of the Company’s consolidated statements of operations and comprehensive loss or financial position.

NOTE 2.          Derivative Instruments

In December 2013 Blue Capital Re ILS entered into an ILW swap (the “ILW Swap”) with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment of $1.5 million, Blue Capital Re ILS is required to make a floating-rate payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand. Blue Capital Re ILS’s maximum payment obligation under the ILW Swap is $10.0 million. Through December 31, 2013, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the ILW Swap.

The ILW Swap is valued on the basis of models developed by the Managers, which represent unobservable (Level 3) inputs.  As of December 31, 2013, the fair value of the ILW Swap was $1.5 million and was recorded as an other liability on the Company’s consolidated balance sheet.  Due to the nature of the underlying exposure, there was no change in the fair value of the ILS Swap during 2013. Therefore, Blue Capital Re ILS did not recognize any revenue or expense from the ILW Swap during 2013.

The fixed payment receivable under the ILW Swap at December 31, 2013 is reflected as an other asset on the Company’s consolidated balance sheet.

NOTE 3.   Shareholders’ Equity

The Company’s share capital consists of Common Shares with a $1.00 par value per share.  Holders of Common Shares are entitled to one vote for each share held, subject to any voting limitations imposed by the Company’s Bye-Laws.

The underwriting discounts, professional fees and administrative expenses associated with the IPO were largely borne by Montpelier. See Note 7.  The Company incurred and paid $1.0 million of such offering costs during 2013, which were recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.

The following table summarizes the Company’s Common Share activity during for the period from June 24, 2013 to December 31, 2013:

(in Common Shares)	Period from June 24, 2013 to December 31, 2013
Beginning Common Shares issued and outstanding	—
Common Shares issued:
In connection with the Company’s initial capitalization	51,000
In connection with the IPO	6,250,000
In connection with the Private Placement	2,500,000
Repurchase of Common Shares	(51,000)

Ending Common Shares issued and outstanding	8,750,000

Common Share Activity

On June 24, 2013, the Company issued 1,000 Common Shares to Montpelier in connection with its initial capital contribution to the Company. These Common Shares were repurchased from Montpelier on November 12, 2013 for $20.00 per share, the same price at which the Common Shares were issued.

On September 27, 2013, the Company issued 50,000 Common Shares to Montpelier in connection with Blue Capital Re’s capitalization as a Class 3A insurer. These Common Shares were repurchased from Montpelier on November 12, 2013 for $20.00 per share, the same price at which the Common Shares were issued.

On November 12, 2013, the Company issued 2,500,000 Common Shares to Montpelier Re for $20.00 per share in connection with the Private Placement.

On November 12, 2013, the Company issued 6,250,000 Common Shares to third-parties for $20.00 per share in connection with the IPO.

Common Share Dividends

During 2013, the Company declared no cash dividends to holders of Common Shares.  Beginning in the first quarter of 2014, the Company intends to make regular quarterly dividend payments for each of the first three quarters of each year, followed by a fourth “special” dividend after the end of the year to meet the Company’s dividend payout target of no less than 90% of its Distributable Income for each calendar year.

There are restrictions on the payment of dividends to the Company from Blue Capital Re.  See Note 6.  Any future determination to pay dividends to holders of Common Shares will, however, be at the discretion of the Board and will be dependent upon many factors, including the Company’s results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, regulatory and contractual restrictions.

Common Share Repurchase Authorization

As of December 31, 2013, the Company had no Common Share repurchase authorization as part of publicly announced plans or programs.

NOTE 4.   Share-Based Compensation

At the discretion of the Board’s Compensation and Nominating Committee, incentive awards, the value of which are based on Common Shares, may be made to the Company’s directors, future employees and consultants.

The Company’s 2013 Long-Term Incentive Plan (the “2013 LTIP”), which was adopted by the Board on September 27, 2013, permits the issuance of up to one percent of the aggregate Common Shares outstanding (at the time of grant) to participants.

Incentive awards that may be granted under the 2013 LTIP include restricted share units, restricted Common Shares, incentive share options (on a limited basis), non-qualified share options, share appreciation rights, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based and equity-related awards.

As of December 31, 2013, there were no incentive awards outstanding under the 2013 LTIP.

NOTE 5.          Income Taxes

The Company and its subsidiaries are domiciled in Bermuda and each have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda.

The Company and its subsidiaries currently intend to conduct substantially all of their operations in Bermuda in a manner such that they will not be engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S. for federal income tax purposes, the Company cannot assure that the IRS will not contend, perhaps successfully, that the Company or any of its subsidiaries is engaged in a trade or business in the U.S.  A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax, as well as branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under an applicable tax treaty.

NOTE 6.          Regulation and Capital Requirements

Blue Capital Re is registered under The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), as a Class 3A insurer. Class 3A insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements.  As a result of the approvals received from the BMA and the terms of Blue Capital Re’s business plan, Blue Capital Re’s reinsurance contracts must be fully-collateralized.  Further, Blue Capital Re is not required to prepare and file statutory financial statements or statutory financial returns annually with the BMA.

The Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Blue Capital Re and provides that the value of the assets of an insurer must exceed the value of its liabilities by an amount greater than its prescribed minimum solvency margin.  If Blue Capital Re were to fail to meet its minimum solvency margin on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Blue Capital Re’s minimum solvency margin has been set by the BMA to be $1.0 million at all times.

The Insurance Act also provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, investment income due and accrued, accounts and premiums receivable, insurance and reinsurance balances receivable and funds held by ceding reinsurers. Relevant liabilities include, but are not limited to, general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities, letters of credit and guarantees.

As of December 31, 2013, the value of Blue Capital Re’s assets exceeded the value of its liabilities and its minimum solvency margin by $159.0 million, and the value of its relevant assets exceeded the value of its relevant liabilities by $151.5 million.

Blue Capital Re may not reduce its total capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as capital.  As of December 31, 2013, Blue Capital Re had the ability to distribute up to $24.0 million of its total capital to the Company without BMA approval.

Blue Capital Re did not distribute any of its total capital or declare or pay any dividends during 2013.

Blue Capital Re’s net loss for 2013 was less than $0.1 million.

The Bermuda Companies Act 1981 also limits the Company’s and Blue Capital Re’s ability to pay dividends and distributions to its shareholders. Neither the Company nor Blue Capital Re is permitted to declare or pay a dividend, or make a distribution out of contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than its liabilities.

NOTE 7.          Related Party Transactions

Through each of the following roles and relationships, the Company leverages Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business: (i) the Managers, each a wholly-owned subsidiary of Montpelier, manage Blue Capital Re’s and Blue Capital Re ILS’s reinsurance underwriting decisions; (ii) Blue Water Re, Montpelier’s wholly-owned special purpose insurance vehicle, is a significant source of reinsurance business for Blue Capital Re;  (iii) Mr. William Pollett, Montpelier’s Chief Corporate Development and Strategy Officer and Treasurer, serves as a director of the Company and the Chief Executive Officer of the Company; (iv) Mr. Michael Paquette, Montpelier’s Chief Financial Officer, serves as the Company’s interim Chief Financial Officer; and (v) Mr. Christopher Harris, Montpelier’s Chief Executive Officer, serves as Chairman of the Company.

As of December 31, 2013, Montpelier owned 28.6% of the Company’s outstanding Common Shares.

Services Provided to the Company and its Subsidiaries by Montpelier

Montpelier provides services to the Company and its subsidiaries through the following arrangements:

BW Retrocessional Agreement. Through a retrocessional contract dated December 31, 2013 (the “BW Retrocessional Contract”), between Blue Capital Re and Blue Water Re, beginning in 2014 Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with Blue Capital Re’s underwriting guidelines. Pursuant to the BW Retrocessional Contract, Blue Capital Re may participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Montpelier Re or other third-party reinsurers, which provides it with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Montpelier Re or other well capitalized third-party rated reinsurers, which allows Blue Capital Re to transact business with counterparties who prefer to enter into contracts with rated reinsurers.

Investment Management Agreement.  The Company has entered into an Investment Management Agreement with the Investment Manager.  Pursuant to the terms of the Investment Management Agreement, the Investment Manager has full discretionary authority, including the delegation of the provision of its services, to manage the Company’s assets, subject to its underwriting guidelines, the terms of the Investment Management Agreement and the oversight of the Board.

Underwriting and Insurance Management Agreement. The Company, Blue Capital Re and the Reinsurance Manager have entered into an Underwriting and Insurance Management Agreement (the “Underwriting and Insurance Management Agreement”). Pursuant to the Underwriting and Insurance Management Agreement, the Reinsurance Manager provides underwriting, risk management, claims management, ceded retrocession agreements management, and actuarial and reinsurance accounting services to Blue Capital Re. The Reinsurance Manager has full discretionary authority to manage the underwriting decisions of Blue Capital Re, subject to Blue Capital Re’s  underwriting guidelines, the terms of the Underwriting and Insurance Management Agreement and the oversight of the Board.

Administrative Services Agreement. The Company has entered into an Administrative Services Agreement with Investment Manager (the “Administrative Services Agreement”). Pursuant to the terms of the Administrative Services Agreement, the Investment Manager provides the Company and its subsidiaries with support services, including the services of Messrs. Pollett and Paquette, as well as finance and accounting, claims management and policy wording, modeling software licenses, office space, information technology, human resources and administrative support.

During 2013 the Company incurred general and administrative expenses of $0.4 million and $0.1 million pursuant to the Investment Management Agreement and the Administrative Services Agreement, respectively. During 2013 the Company did not incur any expenses pursuant to either the BW Retrocessional Contract or the Underwriting and Insurance Management Agreement.

As of December 31, 2013, the Company owed Montpelier $0.5 million for the services performed pursuant to the aforementioned agreements.

Certain Organizational and IPO Costs Incurred and Paid by Montpelier

Since the Company’s ability to commence its operations was contingent upon it obtaining sufficient equity capital through the IPO and the Private Placement, all organizational costs incurred prior to the IPO were incurred and paid directly by Montpelier. As a result, the Company and its subsidiaries did not incur or pay any expenses during the period from June 24, 2013 to September 30, 2013. The total organizational costs incurred and paid by Montpelier during that period totaled less than $0.1 million.

In addition, the underwriting discounts, professional fees and administrative expenses associated with the IPO were largely borne by Montpelier. In this regard, Montpelier: (i) reimbursed the Company for the underwriting discount it incurred, which was equal to five percent of the gross proceeds it received from third parties ($6.2 million); (ii) paid a structuring fee directly to a third party equal to one percent of the gross IPO proceeds received by  the Company ($1.3 million); and (iii) paid $0.9 million of all other offering costs associated with the IPO directly to third parties (representing the amount of all other offering costs in excess of the $1.0 million of such costs borne by the Company).

NOTE 8.  Commitments and Contingent Liabilities

Commitments

As of December 31, 2013, we had no commitments for operating leases or capital expenditures and do not expect any material expenditures of this type during the next 12 months or for the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement for five years after the completion of the IPO, whether or not the Managers’ performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the applicable Manager), the Company must pay a one-time termination fee to either the Investment Manager or the Reinsurance Manager, as applicable, equal to 5% of its GAAP shareholders’ equity, calculated as of the most recently completed quarter prior to the date of termination (approximately $8.7 million as of December 31, 2013).

Litigation

The Company and its subsidiaries are subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Blue Capital Re’s estimates of possible losses incurred in connection with such legal proceedings will be provided for as loss and loss adjustment expenses on its consolidated statements of operations and will be included within loss and LAE reserves on its consolidated balance sheets.

The Company and its subsidiaries had no unresolved legal proceedings at December 31, 2013.

Concentrations of Credit and Counterparty Risk

Blue Capital Re ILS’s derivative instruments are subject to counterparty risk. The Company and the Managers routinely monitor this risk.

Blue Capital Re will market retrocessional and reinsurance policies worldwide through insurance and reinsurance brokers.  Credit risk exists to the extent that any of these brokers may be unable to fulfill their contractual obligations to Blue Capital Re.  For example, Blue Capital Re will be required to pay amounts owed on claims under policies to brokers, and these brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with Blue Capital Re. In some jurisdictions, if a broker fails to make such a payment, Blue Capital Re might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to Blue Capital Re for those amounts, whether or not the premiums have actually been received.

Blue Capital Re remains liable for losses it incurs to the extent that any third-party reinsurer is unable or unwilling to make timely payments under reinsurance agreements.  Blue Capital Re would also be liable in the event that its ceding companies were unable to collect amounts due from underlying third-party reinsurers.

Under Blue Capital Re’s reinsurance security policy, reinsurers are typically required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. Blue Capital Re also considers reinsurers that are not rated or do not fall within this threshold on a case-by-case basis if collateralized up to policy limits, net of any premiums owed.  The Managers will monitor the financial condition and ratings of its reinsurers on an ongoing basis.

NOTE 9.  Subsequent Event

The Company initially retained $14.0 million of the total net proceeds of the IPO and the Private Placement, which it believes will be sufficient to fund its anticipated cash obligations, including its first three regular quarterly dividend payments, for the initial year of its operations.  Blue Capital Re and Blue Capital Re ILS expect to deploy substantially all of the $160.0 million of remaining net proceeds (the “Deployable Capital”) in indemnity reinsurance contracts and related instruments during the first six months of their operations.

During the interim period from January 1, 2014 to February 15, 2014, Blue Capital Re wrote $40.0 million of gross indemnity reinsurance premiums. The reinsurance business written by Blue Capital Re thus far during 2014, coupled with the  ILW Swap written by Blue Capital Re ILS during the fourth quarter of 2013 (see Note 2) collectively represents approximately $182.0 million in total reinsurance contract limit, as well as the deployment of $144.2 million, or 90%, of the Deployable Capital.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and fair presentation of the financial statements included in this report.  The financial statements have been prepared in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The Audit Committee of the Board, which is comprised entirely of independent, qualified directors, is responsible for the oversight of our accounting policies, financial reporting and internal control, including the appointment and compensation of our independent registered public accounting firm. The Audit Committee meets periodically with management and our independent registered public accounting firm to ensure they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing our financial reports.  Our independent registered public accounting firm has full and unlimited access to the Audit Committee, with or without management present, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to their attention.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Blue Capital Reinsurance Holdings Ltd.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Blue Capital Reinsurance Holdings Ltd. and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for the period from June 24, 2013 to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers Ltd.

Hamilton, Bermuda

March 7, 2014

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2013 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2013 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$—	$—	$—	$—
Expenses	(0.7)	—	—	—

Net loss	(0.7)	$—	$—	$—

Basic loss per Common Share	$(0.15)	$—	$—	$—
Book value per Common Share	$19.80	$20.00	$20.00	$—

NOTE - Since the Company’s ability to commence its operations was contingent upon it obtaining sufficient equity capital through the IPO and the Private Placement, all organizational costs incurred prior to the IPO were incurred and paid directly by Montpelier. As a result, the Company and its subsidiaries did not incur or pay any expenses during the period from June 24, 2013 to September 30, 2013. The total organizational costs incurred and paid by Montpelier during that period totaled less than $0.1 million.

SCHEDULE II

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEET

December 31,
Millions	2013
Assets:
Cash and cash equivalents	$13.8
Investment in subsidiary, on the equity method of accounting	160.0
Prepaid assets	0.1
Total Assets	$173.9
Liabilities:
Accounts payable and accrued expenses	0.6
Total Liabilities	0.6

Shareholders’ Equity:	173.3
Total Liabilities and Shareholders’ Equity	$173.9

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Millions	Period from June 24, 2013 to December 31, 2013
Revenues	$—
Expenses	(0.7)
Parent only net loss	(0.7)
Equity in earnings of subsidiary	—
Net loss and comprehensive loss	$(0.7)

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

Millions	Period from June 24, 2013 to December 31, 2013
Cash flows from operations:
Net loss	$(0.7)
Charges (credits) to reconcile net loss to net cash from operations:
Equity in earnings of subsidiary	—
Net change in:
Prepaid assets	(0.1)
Accounts payable and accrued expenses	0.6
Net cash used for operations	(0.2)
Cash flows from investing activities:
Contributions of capital made to subsidiary	(160.0)
Net cash used for investing activities	(160.0)
Cash flows from financing activities:
Issuances of Common Shares, net of $7.2 million of Common Share issuance costs	168.8
Reimbursement of certain Common Share issuance costs	6.2
Repurchases of Common Shares	(1.0)
Net cash provided from financing activities	174.0
Net increase in cash and cash equivalents during the year	13.8
Cash and cash equivalents - beginning of year	—
Cash and cash equivalents - end of year	$13.8

SCHEDULE III

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

SUPPLEMENTARY INSURANCE INFORMATION

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
	Deferred policy acquisition costs	Reserves for unpaid claims and claim adjustment expenses)	Unearned premiums	Other policy claims and benefits payable	Net premiums earned	Net investment income	Claims and claims adjustment expenses	Amortization of policy acquisition costs	Other underwriting expenses	Net premiums written

December 31, 2013	$—	$—	$—	$—	$—	$—	$—	$—	$0.7	$—