Form 10-Q
period 2014-03-31
Blue Capital Reinsurance Holdings Ltd.
filed 2014-05-05
CIK 1582086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number  001-36169

Blue Capital Reinsurance Holdings Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization)	98-1120002 (I.R.S. Employer Identification No.)

94 Pitts Bay Road

Pembroke HM 08

Bermuda

(Address of Principal Executive Offices)

(441) 296-5004

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 1, 2014, the registrant had 8,750,000 common shares outstanding, with a par value of $1.00 per share (“Common Shares”).

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31,	December 31,
(In millions of U.S. dollars, except per share amounts)	2014	2013
Assets
Cash and cash equivalents	$129.4	$173.8
Reinsurance premiums receivable	10.7	—
Deferred reinsurance acquisition costs	0.9	—
Funds held by ceding companies	54.0	—
Other assets	0.1	1.7

Total Assets	$195.1	$175.5
Liabilities
Loss and loss adjustment expense reserves	$0.9	$—
Unearned reinsurance premiums	11.6	—
Accounts payable and accrued expenses (See Note 9)	4.4	0.7
Other liabilities	1.4	1.5

Total Liabilities	18.3	2.2

Commitments and Contingent Liabilities (See Note 10)	—	—

Shareholders’ Equity
Common Shares, at par value - 8,750,000 shares issued and outstanding	8.8	8.8
Additional paid-in capital	165.2	165.2
Retained earnings (deficit)	2.8	(0.7)

Total Shareholders’ Equity	176.8	173.3

Total Liabilities and Shareholders’ Equity	$195.1	$175.5

See Notes to Consolidated Financial Statements, including Note 9 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

Three Month
Period Ended
(In millions of U.S. dollars, except per share amounts)	March 31, 2014

Revenues
Reinsurance premiums written	$21.8
Change in unearned reinsurance premiums	(11.6)

Reinsurance premiums earned	10.2
Net income from derivative instruments	0.1

Total revenues	10.3
Expenses
Loss and loss adjustment expenses	0.9
Reinsurance acquisition costs	2.2
General and administrative expenses	1.1

Total expenses	4.2

Net income and comprehensive income	$6.1

Per share data:
Basic and diluted earnings per Common Share	$0.70
Dividends declared per Common Share	0.30

See Notes to Consolidated Financial Statements, including Note 9 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Month Period Ended March 31, 2014

Unaudited

	Total	Common	Additional	Retained
	shareholders’	Shares, at	paid-in	earnings
(In millions of U.S. dollars)	equity	par value	capital	(deficit)

Opening balances at January 1, 2014	$173.3	$8.8	$165.2	$(0.7)

Net income	6.1	—	—	6.1
Dividends declared on Common Shares	(2.6)	—	—	(2.6)

Ending balances at March 31, 2014	$176.8	$8.8	$165.2	$2.8

See Notes to Consolidated Financial Statements, including Note 9 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

Three Month
Period Ended
(In millions of U.S. dollars)	March 31, 2014

Cash flows from operations:
Net income	$6.1
Net change in:
Loss and loss adjustment expense reserves	0.9
Unearned reinsurance premiums	11.6
Deferred reinsurance acquisition costs	(0.9)
Reinsurance premiums receivable	(10.7)
Funds held by ceding companies	(54.0)
Accounts payable and accrued expenses	1.1
Other assets	1.6
Other liabilities	(0.1)
Net cash and cash equivalents used for operations	(44.4)

Net cash and cash equivalents from investing activities	—

Net cash and cash equivalents from financing activities	—

Net decrease in cash and cash equivalents during the period	(44.4)

Cash and cash equivalents - beginning of period	173.8

Cash and cash equivalents - end of period	$129.4

See Notes to Consolidated Financial Statements, including Note 9 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

Notes to Consolidated Financial Statements

(in millions of United States “U.S.” dollars, except share and per share amounts or as otherwise indicated)

Unaudited

NOTE 1.          Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Blue Capital Reinsurance Holdings Ltd. (the “Company” or the “Registrant”) is a Bermuda exempted limited liability company that, through its subsidiaries (collectively “Blue Capital”), offers collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. The Company was incorporated under the laws of Bermuda on June 24, 2013, commenced its operations on November 12, 2013, and does not have any material operating history. The Company’s headquarters and principal executive offices are located at 94 Pitts Bay Road, Pembroke, Bermuda HM 08.

The unaudited consolidated financial statements incorporated in this report on Form 10-Q  have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim consolidated financial statements include all normally recurring adjustments considered necessary to fairly present the Company’s financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated financial statements may not be indicative of financial results for the full year.  The December 31, 2013 condensed balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues earned and expenses incurred during the period. Actual results could differ materially from those estimates. The significant estimates reflected in these interim consolidated financial statements include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves and written and earned reinsurance premiums.

Overview

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

Through each of the following roles and relationships, the Company leverages Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business: (i) Blue Capital Management Ltd. (the “Investment Manager”) and Blue Capital Insurance Managers Ltd. (the “Reinsurance Manager”), each wholly-owned subsidiaries of Montpelier (collectively referred to herein as the “Managers”), manage Blue Capital Re’s and Blue Capital Re ILS’s reinsurance underwriting decisions; (ii) Blue Water Re Ltd. (“Blue Water Re”), Montpelier’s wholly-owned special purpose insurance vehicle, is a significant source of reinsurance business for Blue Capital Re; and (iii) certain officers of Montpelier also serve as the Company’s Chief Executive Officer, the Company’s interim Chief Financial Officer, and as two of the Company’s five directors, including the role of Chairman.  See Note 9.

The Company qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, the Company is eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. The Company intends to continue to take advantage of some, but not all, of the exemptions available to emerging growth companies until such time that it is no longer an emerging growth company.  The Company has, however, irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Cash and Cash Equivalents

Blue Capital’s cash and cash equivalents of $129.4 million and $173.8 million at March 31, 2014 and December 31, 2013, respectively, consist of cash and fixed income investments with maturities of less than three months, as measured from the date of purchase.  For all periods presented, the amortized cost of each of Blue Capital’s cash equivalents approximated their fair value.

Net investment income is recorded net of investment management, custody and other investment-related expenses. During the three month period ended March 31, 2014, the amount of net investment income that Blue Capital earned on its cash and cash equivalents totaled less than $0.1 million.

Amounts Held in Trust for the Benefit of Ceding Companies

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

As of March 31, 2014, Blue Capital Re and Blue Capital Re ILS had collectively pledged $100.1 million of their cash and cash equivalents to trust accounts established for the benefit of Blue Water Re (in support of the BW Retrocessional Agreement - see Note 14) and third parties. These funds are presented on the Company’s Consolidated Balance Sheets as “cash and cash equivalents.”

As of March 31, 2014, Blue Capital Re had transferred $54.0 million of its cash and cash equivalents to a trust account established by Blue Water Re for its benefit (in support of the BW Retrocessional Agreement - see Note 14).  These funds are presented on the Company’s Consolidated Balance Sheets as “funds held by ceding companies.”

As of December 31, 2013, neither Blue Capital Re nor Blue Capital Re ILS were required to establish any trust accounts for the benefit of Blue Water Re or third-parties.

Reinsurance Premiums and Acquisition Costs

Blue Capital Re writes reinsurance contracts on both an excess-of-loss and a pro-rata basis. For excess-of-loss contracts, written premiums are typically based on the deposit or minimum premium specified in the reinsurance contract.  For pro-rata contracts, written premiums are recognized based on estimates of ultimate premiums provided by either the ceding companies or the Managers.

All of Blue Capital Re’s reinsurance contracts are currently being written on a losses-occurring basis, which means that all claims occurring during the period of the contract are covered, regardless of the inception dates of the underlying policies. Any claims occurring after the expiration of a losses-occurring contract are not covered.

For reinsurance contracts which incorporate minimum premium amounts, Blue Capital Re typically writes the entire ultimate premium at inception, and earns the associated premium after the premium is written over the term of the contract.  For reinsurance contracts which do not incorporate minimum premium amounts, Blue Capital Re typically writes the premium over the term of the contract, and earns the associated premium in the same periods that the premium is written.

Subsequent adjustments of written premium, based on reports of actual premium by the ceding companies, or revisions in estimates of ultimate premium, are recorded in the period in which they are determined. Such adjustments are generally determined after the associated risk periods have expired, in which case the premium adjustments are fully written when earned.

Unearned reinsurance premiums represent the portion of premiums written that are applicable to future reinsurance coverage provided by in-force contracts.

Reinsurance premiums receivable are recorded at amounts due less any provision for doubtful accounts. As of March 31, 2014 and December 31, 2013, Blue Capital Re did not require a provision for doubtful accounts.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premium are recorded as both written and earned when Blue Capital Re determines that such a loss event has occurred.

Deferred reinsurance acquisition costs are comprised of commissions, brokerage costs, premium taxes and excise taxes, each of which relates directly to the writing of reinsurance contracts. Deferred acquisition costs are typically amortized over the underlying risk period of the related contracts. However, if the sum of a contract’s expected losses and LAE and deferred acquisition costs exceeds related unearned premiums and any projected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency.  If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency.  There were no premium deficiency adjustments recognized during the three month period ended March 31, 2014.

Deferred reinsurance acquisition costs also include incurred profit commissions.

Ceded Reinsurance

In the normal course of business, Blue Capital Re may purchase reinsurance in order to manage its exposures. The amount of reinsurance that Blue Capital Re may buy will vary from year to year depending on its risk appetite, as well as the availability and cost of the reinsurance coverage. Ceded reinsurance premiums will be accounted for on a basis consistent with those used in accounting for the underlying reinsurance premiums assumed and will be reported as a reduction of net reinsurance premiums written and earned.

Under Blue Capital Re’s reinsurance security policy, reinsurers are typically required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. Blue Capital Re also considers reinsurers that are not rated or do not fall within this threshold on a case-by-case basis, if adequately collateralized.

As of March 31, 2014 and December 31, 2013, Blue Capital Re had not purchased any reinsurance.

Fair Value Hierarchy

GAAP establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value of certain assets and liabilities into the three broad levels described below. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date, Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, and Level 3 inputs are unobservable inputs (i.e., on the basis of pricing models with significant unobservable inputs or non-binding broker quotes) for the asset or liability.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that are expected to have a material impact on the presentation of either the Company’s Consolidated Statements of Operations and Comprehensive Income or its Consolidated Balance Sheets.

NOTE 2.         Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re’s loss and LAE reserve movements for the three month period ended March 31, 2014:

Three Month Period Ended March 31, 2014

Gross unpaid loss and LAE reserves - beginning	$—
Reinsurance recoverable on unpaid losses - beginning	(—)
Net unpaid loss and LAE reserves - beginning	—

Losses and LAE incurred	0.9

Losses and LAE paid and approved for payment	—

Net unpaid loss and LAE reserves - ending	0.9
Reinsurance recoverable on unpaid losses - ending	—
Gross unpaid loss and LAE reserves - ending	$0.9

Loss and LAE reserves are comprised of case reserves (which are based on claims that have been reported) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and may include a provision for expected future development on existing case reserves). Case reserves are set on the basis of loss reports received from third parties.  IBNR reserves are estimated by management using various actuarial methods as well as a combination of the Manager’s own loss experience, historical industry loss experience and management and the Manager’s professional judgment.

The uncertainties inherent in the reserving process, potential delays by cedants and brokers in the reporting of loss information, together with the potential for unforeseen adverse developments, may result in loss and LAE reserves ultimately being significantly greater or less than the reserve provided at the end of any given reporting period. The degree of uncertainty is further increased when a significant loss event takes place near the end of a reporting period. Loss and LAE reserve estimates are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

Blue Capital Re’s reserving process is highly dependent on loss information received from its cedants and the Managers.

During the three month period ended March 31, 2014, Blue Capital Re established $0.9 million of loss and LAE reserves, nearly all of which constituted IBNR reserves.  As of December 31, 2013, Blue Capital Re had not yet established any loss and LAE reserves.

NOTE 3.          Derivative Instruments

In December 2013 Blue Capital Re ILS entered into an ILW swap (the “ILW Swap”) with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment of $1.5 million, Blue Capital Re ILS is required to make a floating-rate payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from November 2013 to December 2014. Blue Capital Re ILS’s maximum payment obligation under the ILW Swap is $10.0 million. Through March 31, 2014, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the ILW Swap.

The ILW Swap is valued on the basis of models developed by the Managers, which represent unobservable (Level 3) inputs.  See Note 1. As of March 31, 2014 and December 31, 2013, the fair value of the ILW Swap was $1.4 million and $1.5 million, respectively, and was recorded as an other liability on the Company’s Consolidated Balance Sheets.

During the three month period ended March 31, 2014, Blue Capital Re recognized net income from derivative instruments of $0.1 million pursuant to the ILW Swap.

NOTE 4.          Shareholders’ Equity

Common Shares

The Company’s share capital consists of Common Shares with a $1.00 par value per share.  Holders of Common Shares are entitled to one vote for each share held, subject to any voting limitations imposed by the Company’s Bye-Laws.  As of March 31, 2014 and December 31, 2013, the Company had 8,750,000 Common Shares outstanding.

Common Share Dividends

On March 31, 2014, the Company declared its first regular quarterly dividend of $0.30 per Common Share, which was paid on April 30, 2014 to shareholders of record as of April 15, 2014.  As of March 31, 2014, the Company had $2.6 million of dividends payable to holders of Common Shares.

There are restrictions on the payment of dividends to the Company from Blue Capital Re.  See Note 8.  Any future determination to pay dividends to holders of Common Shares will be at the discretion of the Board and will be dependent upon many factors, including the Company’s results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, regulatory and contractual restrictions.

Common Share Repurchase Authorization

As of March 31, 2014, the Company had no Common Share repurchase authorization as part of publicly announced plans or programs.

NOTE 5.          Basic and Diluted Earnings Per Common Share

The Company applies the two-class method of calculating its earnings per Common Share. In applying the two-class method, any outstanding Restricted Share Units (“RSUs”) are considered to be participating securities. See Note 6.  As of March 31, 2014 and December 31, 2013, the Company had no outstanding RSUs so it was not required to use the two-class method to determine its basic and diluted earnings per Common Share.

The following table outlines the Company’s computation of its basic and diluted earnings per Common Share for the three month period ended March 31, 2014:

Three Month Period Ended March 31, 2014

Net income [A]	$6.1
Average Common Shares outstanding (in thousands of shares) [B]	8,750
Basic and diluted earnings per Common Share ([A] / [B])	$0.70

NOTE 6.          Share-Based Compensation

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

Incentive awards that may be granted under the 2013 LTIP include RSUs, restricted Common Shares, incentive share options (on a limited basis), non-qualified share options, share appreciation rights, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based and equity-related awards.

As of March 31, 2014 and December 31, 2013, there were no incentive awards outstanding under the 2013 LTIP.

NOTE 7.          Income Taxes

The Company and its subsidiaries are domiciled in Bermuda and each have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda.

The Company and its subsidiaries currently intend to conduct substantially all of their operations in Bermuda in a manner such that they will not be engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S. for federal income tax purposes, the Company cannot assure that the U.S. Internal Revenue Service will not contend, perhaps successfully, that the Company or any of its subsidiaries is engaged in a trade or business in the U.S.  A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax, as well as branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under an applicable tax treaty.

NOTE 8.          Regulation and Capital Requirements

Blue Capital Re is registered under The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), as a Class 3A insurer. Class 3A insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements.  As a result of the approvals received from the Bermuda Monetary Authority (the “BMA”) and the terms of Blue Capital Re’s business plan, Blue Capital Re’s reinsurance contracts must be fully-collateralized.  Further, Blue Capital Re is not required to prepare and file statutory financial statements or statutory financial returns annually with the BMA and, alternatively, is required to prepare and file annual audited GAAP financial statements with the BMA beginning in 2014.

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

As of March 31, 2014 and December 31, 2013, the value of Blue Capital Re’s assets exceeded the value of its liabilities and its minimum solvency margin by $166.1 million and $159.0 million, respectively, and it comfortably met its  minimum liquidity ratio requirements at such dates.

Blue Capital Re may dividend all of its retained earnings to its parent at any time without BMA approval.  As of March 31, 2014 and December 31, 2013, Blue Capital Re had retained earnings of $7.1 million and less than $0.1 million, respectively.

Blue Capital Re may not reduce its total capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as capital.  With respect to the year ended December 31, 2014, Blue Capital Re has the ability to distribute up to $24.0 million of its total capital to its parent without BMA approval.

Blue Capital Re has not distributed any of its total capital or declared or paid any dividends since its inception.

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

NOTE 9.          Related Party Transactions

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

As of March 31, 2014 and December 31, 2013, Montpelier owned 28.6% of the Company’s outstanding Common Shares.

Services Provided to the Company and its Subsidiaries by Montpelier

Montpelier provides services to the Company and its subsidiaries through the following arrangements:

BW Retrocessional Agreement.  Through a retrocessional contract dated December 31, 2013 (the “BW Retrocessional Agreement”), between Blue Capital Re and Blue Water Re, Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with Blue Capital Re’s underwriting guidelines. Pursuant to the BW Retrocessional Agreement, Blue Capital Re may participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Montpelier Re or other third-party reinsurers, which provide it with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Montpelier Re or other well capitalized third-party rated reinsurers, which allow Blue Capital Re to transact business with counterparties who prefer to enter into contracts with rated reinsurers.

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

During the three month period ended March 31, 2014, all of the reinsurance business of Blue Capital Re was originated pursuant to the BW Retrocessional Agreement.

During the three month period ended March 31, 2014, the Company incurred general and administrative expenses of $0.7 million pursuant to the Investment Management Agreement, $0.1 million pursuant to the Administrative Services Agreement and less than $0.1 million pursuant to the Underwriting and Insurance Management Agreement.

As of March 31, 2014 and December 31, 2013, the Company owed Montpelier $0.8 million and $0.5 million, respectively, for the services performed pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement.

NOTE 10.  Commitments and Contingent Liabilities

Commitments

As of March 31, 2014 and December 31, 2013, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement for five years after the completion of the IPO, whether or not the Managers’ performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the applicable Manager), the Company must pay a one-time termination fee to either the Investment Manager or the Reinsurance Manager, as applicable, equal to 5% of its GAAP shareholders’ equity, calculated as of the most recently completed quarter prior to the date of termination (approximately $8.8 million as of March 31, 2014).

Litigation

Blue Capital, as a reinsurer, is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Blue Capital Re’s estimates of possible losses incurred in connection with such legal proceedings are provided for as loss and LAE on its Consolidated Statements of Operations and Comprehensive Income and are included within loss and LAE reserves on its Consolidated Balance Sheets.

The Company and its subsidiaries had no unresolved legal proceedings at March 31, 2014.

Concentrations of Credit and Counterparty Risk

Blue Capital Re ILS’s derivative instruments are subject to counterparty risk. The Company and the Managers routinely monitor this risk.

Blue Capital Re markets retrocessional and reinsurance policies worldwide through brokers.  Credit risk exists to the extent that any of these brokers are unable to fulfill their contractual obligations to Blue Capital Re.  For example, Blue Capital Re is required to pay amounts owed on claims under policies to brokers, and these brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with Blue Capital Re. In some jurisdictions, if a broker fails to make such a payment, Blue Capital Re might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to Blue Capital Re for those amounts, whether or not the premiums have actually been received.

Blue Capital Re remains liable for losses it incurs to the extent that any third-party reinsurer is unable or unwilling to make timely payments under reinsurance agreements.  Blue Capital Re would also be liable in the event that its ceding companies were unable to collect amounts due from underlying third-party reinsurers.

Under Blue Capital Re’s reinsurance security policy, reinsurers are typically required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. Blue Capital Re also considers reinsurers that are not rated or do not fall within this threshold on a case-by-case basis if collateralized up to policy limits, net of any premiums owed.  The Managers will monitor the financial condition and ratings of any of its reinsurers on an ongoing basis.

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three month period ended March 31, 2014, and our financial condition as of March 31, 2014 and December 31, 2013.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2013 Form 10-K, as filed with the SEC.

This discussion contains forward-looking statements within the meaning of the U.S. federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside our control.  See Item 1A “Risk Factors” contained in the 2013 Form 10-K, as filed with the SEC, for specific important factors that could cause actual results to differ materially from those contained in forward looking statements. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar meaning generally involve forward-looking statements.  These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, our dividend policy and expected dividend payout, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Form10-Q as a result of various factors, including, among others:

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

•                                        conflicts of interest that could result from our relationships and potential overlaps in business with related parties, including Montpelier and its subsidiaries;

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

•                                        the inherent uncertainties of establishing reserves for loss and LAE and unanticipated adjustments to premium estimates;

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

•                                        the amount and timing of any reinsurance recoverables and reimbursements we actually receive from our reinsurers;

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

•                                        the impact of any foreign currency fluctuations.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

A widely-used measure of relative underwriting performance for an insurance or reinsurance company is the combined ratio. Our combined ratio is calculated by adding: (i) the ratio of incurred losses and LAE to earned premiums (known as the “loss and LAE ratio”); (ii) the ratio of acquisition costs to earned premiums (known as the “acquisition cost ratio”); and (iii) the ratio of general and administrative expenses to earned premiums (known as the “general and administrative expense ratio”), with each component determined in accordance with GAAP (the “GAAP combined ratio”).  A GAAP combined ratio under 100% indicates that an insurance or reinsurance company is generating an underwriting profit.  A GAAP combined ratio over 100% indicates that an insurance or reinsurance company is generating an underwriting loss.

Overview

Natural Catastrophe Risk Management

We reinsure exposures throughout the world against various natural catastrophe perils. The Managers manage our net exposure to these perils using a combination of industry third-party models, proprietary models, underwriting judgment and purchases of outwards reinsurance and/or derivative instruments.

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

Exposure Management

The Managers monitor our net exposure to a single natural catastrophe occurrence within certain broadly defined major catastrophe zones. Our February 15, 2014 projected net exposures by zone were in compliance with our underwriting guidelines.  Namely, our projected net exposure to any one zone was below 50% of our shareholders’ equity at March 31, 2014.

These broadly defined major catastrophe zones are currently defined as follows:

North America:	Europe:	Rest of World:

U.S. - Northeast	Western Central Europe (1)	Australia
U.S. - Mid-Atlantic	Eastern Europe	New Zealand
U.S. - Florida	Southern Europe	Japan
U.S. - Gulf	Northern Europe, Benelux and Scandinavia	South America
U.S. - New Madrid		Middle East
U.S. - Midwest	U.K. and Ireland
U.S. - California
U.S. - Hawaii
Canada - Eastern
Canada - Western

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

Since the Managers utilize a combination of third-party models, CATM® and underwriting judgement to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the following table:

Net Impact From Single Event Losses at Specified Return Periods

	Net Impact		Percentage of March 31, 2014
	(Millions)	Return Period (1)	Shareholders’ Equity

U.S. - Florida hurricane	$45	1 in 100 year	25%
U.K. and Ireland windstorm	32	1 in 100 year	18%
U.S. - Gulf hurricane	30	1 in 100 year	17%
U.S. - California earthquake	27	1 in 250 year	15%
All other zones			less than 15%

(1)    A “100-year” return period can also be referred to as the 1.0% occurrence exceedance probability (“OEP”), meaning there is a 1.0% chance in any given year that this level will be exceeded.  A “250-year” return period can also be referred to as the 0.4% OEP, meaning there is a 0.4% chance in any given year that this level will be exceeded.

Our February 15, 2014 single event loss exposures were in compliance with our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our shareholders’ equity at March 31, 2014, and the projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our shareholders’ equity at March 31, 2014.

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

Summary Financial Results

We ended the first quarter of 2014 with a book value per Common Share of $20.20, an increase of 3.5% for the quarter after taking into account dividends declared on Common Shares during the period. The increase in our book value per Common Share was the result of strong underwriting results as evidenced by net income of $6.1 million and a GAAP combined ratio of 41.0%.

Book Value Per Common Share (“BVPCS”)

The following table presents our computation of BVPCS as of selected balance sheet dates:

	March 31, 2014	December 31, 2013

Shareholders’ Equity (in $ millions) [A]	$176.8	$173.3
Ending Common Shares outstanding (in thousands of shares) [B]	8,750	8,750

BVPCS ([A] / [B])	$20.20	$19.80

Increase in BVPCS: (1)

From December 31, 2013	3.5%

(1)              Computed as the increase in BVPCS after taking into account dividends declared on Common Shares of $0.30 during the three month period ended March 31, 2014.

Our computation of BVPCS and the increase in BVPCS are non-GAAP measures that we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Executive Overview

We are a newly-formed Bermuda reinsurance holding company which offers collateralized reinsurance in the property catastrophe market. Our principal objective is to maximize the expected total return for our shareholders, primarily through the payment of dividends, by underwriting a diversified portfolio of short-tail reinsurance contracts and investing in insurance-linked securities with what we believe to be attractive risk and return characteristics. We provide our shareholders with the opportunity to own an alternative asset class whose returns we believe have historically been largely uncorrelated to those of other asset classes, such as global equities, bonds and hedge funds.

The Company initially retained $14.0 million of the total $174.0 million in net proceeds raised from the IPO and the Private Placement, which we believe will be sufficient to fund its anticipated corporate cash obligations, including its first three regular quarterly dividend payments, for the initial year of its operations. Blue Capital Re and Blue Capital Re ILS expect to deploy substantially all of the $160.0 million of remaining net proceeds (the “Deployable Capital”) in indemnity reinsurance contracts and related instruments during the first six months of 2014.

During the three month period ended March 31, 2014, Blue Capital Re bound indemnity reinsurance contracts with expected total annual premiums of $41.0 million. The reinsurance business bound by Blue Capital Re during the first quarter of 2014, coupled with the ILW Swap written by Blue Capital Re ILS during the fourth quarter of 2013, collectively represents $181.9 million in total reinsurance contract limit.

Of the total capital deployed by Blue Capital at March 31, 2014, approximately 40% was deployed in support of first event reinsurance coverages, 40% was deployed in support of a catastrophe quota share and the balance was deployed in support of second and subsequent event reinsurance coverages.

Subject to the discretion of the Board, we intend to distribute a minimum of 90% of our Distributable Income in the form of cash dividends to our shareholders. We intend to make regular quarterly dividend payments for each of the first three fiscal quarters of each fiscal year, followed by a fourth “special” dividend after the end of our fiscal year to meet our dividend payout target for each fiscal year. On March 31, 2014, we declared our first regular cash dividend, in the amount of $0.30 per Common Share, which was paid on April 30, 2014 to shareholders of record on April 15, 2014.

Whereas we experienced significant competition during the key January 1, 2014 renewal season due to relatively light catastrophe losses experienced by our industry in 2013, the terms and conditions we were able to achieve were largely consistent with our expectation of the January 1, 2014 market at the time we completed the IPO.

Review of Consolidated Results of Operations

We operate as a single business segment through the Company and its wholly-owned subsidiaries: (i) Blue Capital Re, a Bermuda exempted limited liability company registered as a Class 3A insurer in Bermuda, which offers collateralized reinsurance; and (ii) Blue Capital Re ILS, a Bermuda exempted limited liability company which conducts hedging and other investment activities, including entering into industry loss warranties and purchasing catastrophe bonds, in support of Blue Capital Re’s operations.

Our consolidated results of operations for the three month period ended March 31, 2014 were as follows:

Three Month Period Ended March 31, 2014
($ in millions)

Reinsurance premiums written	$21.8
Change in net unearned reinsurance premiums	(11.6)
Net reinsurance premiums earned	10.2

Net income from derivative instruments	0.1
Total revenues	10.3

Loss and LAE	0.9
Reinsurance acquisition costs	2.2
General and administrative expenses	1.1
Total expenses	4.2

Net income and comprehensive income	$6.1

Loss and LAE ratio	8.5%
Acquisition cost ratio	21.3%
General and administrative expense ratio	11.2%
GAAP combined ratio	41.0%

Reinsurance Premiums Written and Earned

During the three month period ended March 31, 2014, Blue Capital Re wrote $21.8 million of reinsurance premiums, representing indemnity reinsurance contracts bound as of March 31, 2014 with expected total annual premiums of $41.0 million. See “Reinsurance Premiums and Acquisition Costs”  in Note 1 of the Notes to Consolidated Financial Statements.  As a result, Blue Capital Re expects to write a further $18.2 million of premium throughout the balance of 2014 associated with its in-force reinsurance contracts at March 31, 2014.

During the three month period ended March 31, 2014, Blue Capital Re earned $10.2 million of reinsurance premiums, representing approximately 25% of the expected total annual premium associated with its in-force reinsurance contracts at March 31, 2014.

Net Income From Derivative Instruments

In December 2013 Blue Capital Re ILS entered into the ILW Swap with a third-party (See Note 3 of the Notes to Consolidated Financial Statements). Through March 31, 2014, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the ILW Swap and, accordingly, it recognized $0.1 million in net income from derivative instruments during the first quarter of 2014.

Loss and LAE

During the three month period ended March 31, 2014, Blue Capital Re established $0.9 million of loss and LAE reserves, nearly all of which constituted IBNR reserves.

Reinsurance Acquisition Costs

Our reinsurance acquisition costs include commissions, brokerage costs, premium taxes and excise taxes, when applicable, and are normally a set percentage of gross premiums written. Reinsurance acquisition costs also include profit commissions, which are paid by reinsurers to ceding companies in the event of favorable loss experience.

Reinsurance acquisition costs are typically amortized over the underlying risk period of the related contracts.

The following table summarizes Blue Capital Re’s acquisition costs for the three month period ended March 31, 2014:

	Three Month Period Ended March 31, 2014
($ in millions)

Commissions, brokerage costs and other	$1.6	15.2%
Profit commissions	0.6	6.1%

Total reinsurance acquisition costs	$2.2	21.3%

General and Administrative Expenses

Our general and administrative expenses incurred during the three month period ended March 31, 2014, consisted primarily of $0.7 million and $0.1 million of expenses pursuant to the Investment Management Agreement and the Administrative Services Agreement, respectively.  The balance of our general and administrative expenses incurred during the period, or $0.3 million, consisted of director fees, corporate insurance premiums, audit and professional fees, modeling software and other expenses associated with being a publicly traded company.

Income taxes

During the three month period ended March 31, 2014, we were not subject to income taxes in any jurisdiction.

Liquidity and Capital Resources

Liquidity

As of March 31, 2014, the Company held $13.2 million of cash and cash equivalents in support of its anticipated future cash obligations. In addition, as of March 31, 2014, Blue Capital Re held $16.1 million in cash and cash equivalents which represented the amount of Deployable Capital it had not yet deployed at such date.

The Company has no operations of its own and relies on dividends and distributions from its operating subsidiaries to pay its expenses and dividends to its shareholders beyond the initial year of its operations. There are restrictions imposed by the BMA on the payment of dividends to the Company from its operating subsidiaries as described in Note 8 of the Notes to Consolidated Financial Statements.

Subject to the discretion of the Board, we intend to distribute a minimum of 90% of our Distributable Income in the form of cash dividends to our shareholders. We intend to make regular quarterly dividend payments for each of the first three fiscal quarters of each fiscal year, followed by a fourth “special” dividend after the end of our fiscal year to meet our dividend payout target for each fiscal year, but any determination to pay dividends to our shareholders will be at the discretion of the Board and will depend on a variety of factors, including: (i) the Company’s financial condition, liquidity, results of operations (including its ability to generate cash flow in excess of expenses and its expected or actual net income) and capital requirements; (ii) general business conditions, (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; and (v) any other factors that the Board deems relevant.

The primary sources of cash for the Company’s operating subsidiaries are capital contributions, premium collections, sales of and recoveries from insurance-linked securities and reinsurance recoveries.  The primary uses of cash for the Company’s operating subsidiaries are payments of loss and LAE, reinsurance acquisition costs, general and administrative expenses, including fees payable to the Managers, ceded reinsurance, purchases of insurance-linked securities and dividends and distributions.

On May 2, 2014, the Company closed on a 364-day credit agreement (the “Credit Agreement”) which will allow it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Credit Agreement will, among other things, permit the Company to fully deploy all of the net proceeds it received pursuant to the IPO and the Private Placement during the initial year of its operations. See “Part II - Other Information, Item 5, Other Information.”

Capital Resources

Our total shareholders’ equity (or total capital) was $176.8 million and $173.3 million at March 31, 2014 and December 31, 2013, respectively.  The increase in our total capital during the three month period ended March 31, 2014 was the result of recording net income of $6.1 million and declaring $2.6 million in dividends to holders of Common Shares.

We may need to raise additional capital in the future, including through a long-term revolving credit facility, a term loan or the issuance of debt, equity or hybrid securities, in order to permit us to, among other things: write new business; enter into other reinsurance opportunities; cover or pay losses; manage working capital requirements; repurchase Common Shares; respond to, or comply with, any changes in the capital requirements, if any, that the BMA or other regulatory bodies may require; acquire new businesses; or invest in existing businesses. We intend to rely on future offerings of Common Shares to raise additional equity capital; however, we cannot assure you that we will be able to successfully raise additional capital. In the event that we incur indebtedness for any of these purposes or other purposes, we intend to limit our borrowing to an amount no greater than 50% of our shareholders’ equity at the time of the borrowing. However, subject to the approval of the Board, we may borrow an amount in excess of 50% of our shareholders’ equity at the time of the borrowing.

The issuance of any new debt, equity or hybrid financial instruments might contain terms and conditions that are unfavorable to our shareholders.  Any new issuances of equity or hybrid securities could include the issuance of securities with rights, preferences and privileges that are senior or otherwise superior to those of Common Shares and could be dilutive to our existing shareholders. Any new debt securities may contain terms that materially restrict the our operations, including our ability to distribute cash to our shareholders.  In addition, if we cannot obtain adequate capital on favorable terms, or at all, our business could be adversely affected.

Collateral Requirements and Restrictions

Each of the reinsurance contracts that Blue Capital Re writes is required to be fully collateralized by cash and cash equivalents. This collateral is not available to Blue Capital Re for any other purpose until the expiration of the applicable reinsurance contract (or, in the event of a covered loss, the resolution of such loss under the applicable contract).

Each industry loss warranty contract that Blue Capital Re ILS issues is required to be fully collateralized by cash and cash equivalents. This collateral is not available to Blue Capital Re ILS for any other purpose until the expiration of the applicable industry loss warranty contract (or, in the event of a covered loss, the resolution of such loss under the contract).

Contractual Obligations and Commitments

The Company and its operating subsidiaries have entered into the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement with the Managers.

A summary of our obligations pursuant to each of these agreements follows:

Investment Management Agreement.  Pursuant to the Investment Management Agreement, we are obligated to pay the Investment Manager a management fee (the “Management Fee”) which is equal to 1.5% of our average total shareholders’ equity (as defined in the Investment Management Agreement) per annum, calculated and payable in arrears in cash each quarter (or part thereof) that the Investment Management Agreement is in effect.

As of March 31, 2014, our total shareholders’ equity was $176.8 million.  Assuming that our average total shareholders’ equity remains at this level in future periods, we would expect to pay the Investment Manager a Management Fee of approximately $2.7 million per year pursuant to this agreement.

Underwriting and Insurance Management Agreement.  Pursuant to the Underwriting and Insurance Management Agreement, we are obligated to pay the Reinsurance Manager a performance fee (the “Performance Fee”) which is equal to 20% of our pre-tax, pre-Performance Fee income over a hurdle amount (as defined in the Underwriting and Insurance Management Agreement) and payable in arrears in cash each quarter that such agreement is in effect.

Since the Underwriting and Insurance Management Agreement is dependent on our future performance, we are unable to determine the amount of Performance Fees we would expect to pay the Reinsurance Manager in future periods pursuant to this agreement. To-date, we have incurred less than $0.1 million in Performance Fees pursuant to this agreement.

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

As of March 31, 2014, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Managers a one-time termination fee of approximately $8.8 million.

Off-Balance Sheet Arrangements

As of March 31, 2014, we were not subject to any off-balance sheet arrangement that we believe is material to our investors.

Cash Flows

During the three month period ended March 31, 2014, we experienced a net decrease in cash and cash equivalents of $44.4 million, representing the net effect of: (i) the receipt of reinsurance premiums; (ii) payments and prepayments of general and administrative expenses; and (iii) transfers of cash and cash equivalents into trusts established by Blue Water Re in support of our reinsurance obligations.

During the three month period ended March 31, 2014, we had no investing or financing cash flows.

Summary of Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported and disclosed amounts of our assets and liabilities as of the balance sheet dates and the reported amounts of our revenues and expenses during the reporting periods. We believe the items that require the most subjective and complex estimates are: (i) our loss and LAE reserves; and (ii) our written and earned reinsurance premiums.  In addition, we qualify as an “emerging growth company” under the JOBS Act, which significantly affects certain of our reporting requirements.

Our accounting policies for these items are of critical importance to our Consolidated Financial Statements.

Loss and LAE Reserves

During the three month period ended March 31, 2014, Blue Capital Re established $0.9 million of loss and LAE reserves, nearly all of which constituted IBNR reserves.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of much of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.

Further information regarding our loss and LAE reserve estimates is included in the section entitled “Summary of Critical Accounting Estimates”  in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in the 2013 Form 10-K, as filed with the SEC.

Written and Earned Reinsurance Premiums

During the three month period ended March 31, 2014, Blue Capital Re wrote $21.8 million in reinsurance premiums and earned $10.2 million of such premiums.

For reinsurance contracts which incorporate minimum premium amounts, Blue Capital Re typically writes the entire ultimate premium at inception, and earns the associated premium after the premium is written over the term of the contract.  For reinsurance contracts which do not incorporate minimum premium amounts, Blue Capital Re typically writes the premium over the term of the contract, and earns the associated premium in the same periods that the premium is written.

Subsequent adjustments of written premium, based on reports of actual premium by the ceding companies, or revisions in estimates of ultimate premium, are recorded in the period in which they are determined. Such adjustments are generally determined after the associated risk periods have expired, in which case the premium adjustments are fully written when earned.

Detailed information regarding our written and earned reinsurance premiums is included in the section entitled “Summary of Critical Accounting Estimates”  in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in the 2013 Form 10-K, as filed with the SEC.

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

Since we have elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, our Consolidated Financial Statements may not be comparable to those emerging growth companies that have chosen to take advantage of the extended transition period afforded by the JOBS Act.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Refer to the 2013 Form 10-K, as filed with the SEC, and in particular Item 7A - “Quantitative and Qualitative Disclosures About Market Risk.”  As of March 31, 2014, there were no material changes to our market risks as described in the 2013 Form 10-K.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2014.  Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three month period ended March 31, 2014, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

We are subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Our estimates of possible losses incurred in connection with such legal proceedings are provided for as loss and LAE on our Consolidated Statements of Operations and are included within loss and LAE reserves on our Consolidated Balance Sheets.

We had no unresolved legal proceedings at March 31, 2014.

Item 1A.      Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in the 2013 Form 10-K, as filed with the SEC.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Additional risks not presently known to us or currently deemed immaterial may also impair our business or results of operations.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

(a)             None.

(b)             On November 5, 2013, our registration statement on Form S-1 (File No.333-191586) was declared effective pursuant to which, on November 6, 2013, we sold 6,250,000 Common Shares to the public at a price of $20.00 per share.  The underwriters of the IPO were Deutsche Bank Securities Inc., Barclays Capital Inc., Keefe, Bruyette & Woods, Inc., Raymond James & Associates, Inc., UBS Securities LLC, RBC Capital Markets, LLC and Sterne, Agee & Leach, Inc., LLC.  Concurrent with the IPO, we completed the Private Placement with Montpelier Re, pursuant to which we sold an additional 2,500,000 Common Shares at a price of $20.00 per share.

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

As of March 31, 2014, we had cumulatively deployed $143.9 million, or 90%, of the Deployable Capital in indemnity reinsurance contracts and investments in insurance-linked securities. We expect to deploy substantially all of the remaining Deployable Capital during the second quarter of 2014.

(c)              None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

(a)             On May 2, 2014, the Company entered into the Credit Agreement with Royal Bank of Canada (the “Issuer”). In addition, through a related guarantee agreement (the “Guarantee Agreement”), Montpelier has agreed to serve as a guarantor for the Credit Agreement.

The Credit Agreement provides the Company with a 364-day unsecured $20.0 million revolving credit facility for working capital and general corporate purposes. The Credit Agreement will, among other things, permit the Company to fully deploy all of the net proceeds it received pursuant to the IPO and the Private Placement during the initial year of its operations.

The Credit Agreement contains covenants that limit the Company’s and, to a lesser extent, Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.

If the Company or Montpelier fails to comply with any these covenants, the Issuer could revoke the facility and exercise remedies against the Company or Montpelier.

The Company intends to pay Montpellier an annual fee of $25,000 in connection with the Guarantee Agreement.

The foregoing descriptions of the Credit Agreement and the Guarantee Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, copies of which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q.

(b)             None.

Item 6.         Exhibits.

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

Exhibit Number	Description of Document

10.1

Credit Agreement dated as of May 2, 2014, among the Company (as Borrower), the Guarantors party thereto (as Guarantors), Royal Bank of Canada (as Administrative Agent), RBC Capital Markets (as Arranger) and the Lenders party thereto. (*)

10.2	Guarantee Agreement dated as of May 2, 2014, among Montpelier, and the other Guarantors party thereto and Royal Bank of Canada (as Administrative Agent). (*)

11	Statement Re: Computation of Per Share Earnings (included as Note 5 of the Notes to Consolidated Financial Statements).

31.1

Certification of William Pollett, Chief Executive Officer of Blue Capital Reinsurance Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2

Certification of Michael S. Paquette, Chief Financial Officer of Blue Capital Reinsurance Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32

Certifications of William Pollett and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of Blue Capital Reinsurance Holdings Ltd., pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statement of Operations and Comprehensive Income; (iii) the Consolidated Statement of Shareholders’ Equity; (iv) the Consolidated Statement of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

	By:	/s/ MICHAEL S. PAQUETTE

	Name:	Michael S. Paquette
	Title:	Chief Financial Officer
(Principal Financial Officer)
May 5, 2014