Form 10-Q
period 2014-06-30
Blue Capital Reinsurance Holdings Ltd.
filed 2014-08-08
CIK 1582086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, the registrant had 8,750,000 common shares outstanding, with a par value of $1.00 per share (“Common Shares”).

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30,	December 31,
(In millions of U.S. dollars, except per share amounts)	2014	2013
Assets
Cash and cash equivalents	$25.2	$173.8
Reinsurance premiums receivable	11.1	—
Deferred reinsurance acquisition costs	0.9	—
Funds held by ceding companies	163.9	—
Other assets	0.8	1.7

Total Assets	$201.9	$175.5
Liabilities
Loss and loss adjustment expense reserves	$7.9	$—
Unearned reinsurance premiums	11.2	—
Accounts payable and accrued expenses (See Note 10)	5.5	0.7
Other liabilities	2.0	1.5

Total Liabilities	26.6	2.2

Commitments and Contingent Liabilities (See Note 11)	—	—

Shareholders’ Equity
Common Shares, at par value - 8,750,000 shares issued and outstanding	8.8	8.8
Additional paid-in capital	165.2	165.2
Retained earnings (deficit)	1.3	(0.7)

Total Shareholders’ Equity	175.3	173.3

Total Liabilities and Shareholders’ Equity	$201.9	$175.5

See Notes to Consolidated Financial Statements, including Note 10 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
(In millions of U.S. dollars, except per share amounts)	2014	2013	2014	2013
Revenues

Reinsurance premiums written	$10.7	$—	$32.5	$—
Change in net unearned reinsurance premiums	0.4	—	(11.2)	—

Net reinsurance premiums earned	11.1	—	21.3	—
Net income from derivative instruments	0.1	—	0.2	—

Total revenues	11.2	—	21.5	—
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	7.3	—	8.2	—
Reinsurance acquisition costs	1.5	—	3.7	—
General and administrative expenses	1.1	—	2.2	—
Non-underwriting expenses:
Interest and financing expenses	0.1	—	0.1	—

Total expenses	10.0	—	14.2	—

Net income and comprehensive income	$1.2	$—	$7.3	$—

Per share data:
Basic and diluted earnings per Common Share	$0.13	$—	$0.83	$—
Dividends declared per Common Share	0.30	—	0.60	—

See Notes to Consolidated Financial Statements, including Note 1 for information concerning the 2013 periods presented and Note 10 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Month Periods Ended June 30, 2014 and 2013

Unaudited

	Total	Common	Additional	Retained
	shareholders’	Shares, at	paid-in	earnings
(In millions of U.S. dollars)	equity	par value	capital	(deficit)

Opening balances at January 1, 2014	$173.3	$8.8	$165.2	$(0.7)

Net income	7.3	—	—	7.3
Dividends declared on Common Shares	(5.3)	—	—	(5.3)

Ending balances at June 30, 2014	$175.3	$8.8	$165.2	$1.3

	Total	Common	Additional
	shareholders’	Shares, at	paid-in	Retained
(In millions of U.S. dollars)	equity	par value	capital	earnings

Opening balances at January 1, 2013	$—	$—	$—	$—

Issuance of Common Shares	—	—	—	—

Ending balances at June 30, 2013	$—	$—	$—	$—

See Notes to Consolidated Financial Statements, including Note 1 for information concerning the 2013 periods presented and Note 10 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Month Periods
	Ended June 30,
(In millions of U.S. dollars)	2014	2013
Cash flows from operations:
Net income	$7.3	$—
Net change in:
Loss and loss adjustment expense reserves	7.9	—
Unearned reinsurance premiums	11.2	—
Deferred reinsurance acquisition costs	(0.9)	—
Reinsurance premiums receivable	(11.1)	—
Funds held by ceding companies	(163.9)	—
Accounts payable and accrued expenses	2.1	—
Other assets	0.9	—
Other liabilities	0.5	—
Net cash and cash equivalents used for operations	(146.0)	—

Net cash and cash equivalents from investing activities	—	—

Cash flows from financing activities:
Dividends paid to common shareholders	(2.6)	—
Net cash and cash equivalents used for financing activities	(2.6)	—

Net decrease in cash and cash equivalents during the period	(148.6)	—

Cash and cash equivalents - beginning of period	173.8	—

Cash and cash equivalents - end of period	$25.2	$—

See Notes to Consolidated Financial Statements, including Note 1 for information concerning the 2013 periods presented and Note 10 which describes certain related party transactions.

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

For the period from June 24, 2013 through June 30, 2013, the Company had no operating revenues or expenses and the Company’s sole shareholder at that time, Montpelier Re Holdings Ltd. (“Montpelier”), incurred all of the fees and expenses related to the Company’s formation, which totaled less than $0.1 million. The Company was not required to reimburse Montpelier for any such fees and expenses related to its formation.  In addition, on June 24, 2013, Montpelier provided the Company with its initial capital contribution, which also totaled less than $0.1 million.

Overview

On November 5, 2013, the Company’s registration statement on Form S-1 was declared effective, pursuant to which it sold 6,250,000 Common Shares to the public at a price of $20.00 per share (the “IPO”).  Concurrent with the IPO, the Company completed a private placement with Montpelier Reinsurance Ltd. (“Montpelier Re”), a wholly-owned subsidiary of Montpelier, pursuant to which it sold an additional 2,500,000 Common Shares at a price of $20.00 per share (the “Private Placement”).  The Company’s total gross proceeds from the IPO and the Private Placement were $175.0 million, and its total net proceeds (expressed after its net expenses associated with the IPO) were $174.0 million.  The Company’s Common Shares began trading on the New York Stock Exchange on November 6, 2013 under the symbol “BCRH” and were subsequently listed on the Bermuda Stock Exchange under the symbol “BCRH.BH.”

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

Through each of the following roles and relationships, the Company leverages Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business: (i) Blue Capital Management Ltd. (the “Investment Manager”) and Blue Capital Insurance Managers Ltd. (the “Reinsurance Manager”), each wholly-owned subsidiaries of Montpelier (collectively referred to herein as the “Managers”), manage Blue Capital Re’s and Blue Capital Re ILS’s reinsurance underwriting decisions; (ii) Blue Water Re Ltd. (“Blue Water Re”), Montpelier’s wholly-owned special purpose insurance vehicle, is a significant source of reinsurance business for Blue Capital Re; and (iii) certain officers of Montpelier also serve as the Company’s Chief Executive Officer, the Company’s interim Chief Financial Officer, and as two of the Company’s five directors, including the role of Chairman.  See Note 10.

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

Cash and Cash Equivalents

Blue Capital’s cash and cash equivalents of $25.2 million and $173.8 million at June 30, 2014 and December 31, 2013, respectively, consist of cash and fixed income investments with maturities of less than three months, as measured from the date of purchase.  For all periods presented, the amortized cost of each of Blue Capital’s cash equivalents approximated their fair value.

Net investment income is recorded net of investment management, custody and other investment-related expenses. During the three and six month periods ended June 30, 2014, the amount of net investment income that Blue Capital earned on its cash and cash equivalents totaled less than $0.1 million.

Amounts Held in Trust for the Benefit of Ceding Companies

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

As of June 30, 2014, Blue Capital had pledged $20.6 million of cash and cash equivalents to trust accounts established for the benefit of Blue Water Re (in support of the BW Retrocessional Agreement - see Note 10) and third parties. These funds are presented on the Company’s Consolidated Balance Sheets as “cash and cash equivalents.”

As of June 30, 2014, Blue Capital had transferred $163.9 million of cash and cash equivalents to a trust account established by Blue Water Re for its benefit (in support of the BW Retrocessional Agreement - see Note 10).  These funds are presented on the Company’s Consolidated Balance Sheets as “funds held by ceding companies.”

As of December 31, 2013, Blue Capital was not required to establish any trust accounts for the benefit of Blue Water Re or third-parties.

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

Reinsurance premiums receivable are recorded at amounts due less any provision for doubtful accounts. As of June 30, 2014 and December 31, 2013, Blue Capital Re did not require a provision for doubtful accounts.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premiums are recorded as both written and earned when Blue Capital Re determines that such a loss event has occurred.

Deferred reinsurance acquisition costs are comprised of commissions, brokerage costs, premium taxes and excise taxes, each of which relates directly to the writing of reinsurance contracts. Deferred acquisition costs are typically amortized over the underlying risk period of the related contracts. However, if the sum of a contract’s expected losses and LAE and deferred acquisition costs exceeds related unearned premiums and any projected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency.  If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency.  There were no premium deficiency adjustments recognized during the three or six month periods ended June 30, 2014.

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

As of June 30, 2014 and December 31, 2013, Blue Capital Re had not purchased any reinsurance.

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

NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re’s loss and LAE reserve movements for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2014	2013	2014	2013
Gross unpaid loss and LAE reserves - beginning	$0.9	$—	$—	$—
Reinsurance recoverable on unpaid losses - beginning	—	—	—	—
Net unpaid loss and LAE reserves - beginning	0.9	—	—	—
Losses and LAE incurred	7.3	—	8.2	—
Losses and LAE paid and approved for payment	(0.3)	—	(0.3)	—
Movement in net unpaid loss and LAE reserves	7.0	—	7.9	—
Net unpaid loss and LAE reserves - ending	7.9	—	7.9	—
Reinsurance recoverable on unpaid losses - ending	—	—	—	—
Gross unpaid loss and LAE reserves - ending	$7.9	$—	$7.9	$—

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

During the three and six month periods ended June 30, 2014, Blue Capital Re established $7.3 million and $8.2 million of loss and LAE reserves, respectively, for estimated losses incurred during such periods.  As of December 31, 2013, Blue Capital Re had not yet established any loss and LAE reserves.

NOTE 3.          Derivative Instruments

Inward ILW Swap

In December 2013 Blue Capital Re ILS entered into an ILW swap (the “Inward ILW Swap”) with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment of $1.5 million, Blue Capital Re ILS is required to make a floating-rate payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from November 2013 to December 2014. Blue Capital Re ILS’s maximum payment obligation under the Inward ILW Swap is $10.0 million. Through June 30, 2014, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the Inward ILW Swap.

The Inward ILW Swap is valued on the basis of models developed by the Managers, which represent unobservable (Level 3) inputs.  See Note 1. As of June 30, 2014 and December 31, 2013, the fair value of the Inward ILW Swap was $1.3 million and $1.5 million, respectively, and was recorded as an other liability on the Company’s Consolidated Balance Sheets.

Outward ILW Swap

In June 2014 Blue Capital Re ILS entered into an ILW swap (the “Outward ILW Swap”) with a third-party in order to purchase protection against U.S. wind exposures from June 2014 to December 2014. In return for a fixed payment of $0.7 million, Blue Capital Re ILS is entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Blue Capital Re ILS under the Outward ILW Swap is $3.7 million.  Through June 30, 2014, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a recovery under the Outward ILW Swap.

The Outward ILW Swap is valued on the basis of models developed by the Managers, which represent unobservable (Level 3) inputs.  See Note 1.  As of June 30, 2014, the fair value of the Outward ILW Swap was $0.7 million, which was recorded as an other asset on the Company’s Consolidated Balance Sheets.

During the three and six month periods ended June 30, 2014, Blue Capital Re ILS recognized net income from derivative instruments of $0.1 million and $0.2 million, respectively, pursuant to the Inward and Outward ILW Swaps.

NOTE 4.          Shareholders’ Equity

Common Shares

The Company’s share capital consists of Common Shares with a $1.00 par value per share.  Holders of Common Shares are entitled to one vote for each share held, subject to any voting limitations imposed by the Company’s Bye-Laws.  As of June 30, 2014 and December 31, 2013, the Company had 8,750,000 Common Shares outstanding.

Common Share Dividends

The Company declared cash dividends per Common Share of $0.30 and $0.60 during the three and six month periods ended June 30, 2014, respectively.  The total amount of dividends paid to holders of Common Shares during the six month period ended June 30, 2014 was $2.6 million.  As of June 30, 2014, the Company had $2.7 million of dividends payable to holders of Common Shares, which is included within accounts payable and accrued expenses on its Consolidated Balance Sheet at June 30, 2014.

There are restrictions on the payment of dividends to the Company from Blue Capital Re.  See Note 9.  Any future determination to pay dividends to holders of Common Shares will be at the discretion of the Board and will be dependent upon many factors, including the Company’s results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, regulatory and contractual restrictions.

Common Share Repurchase Authorization

As of June 30, 2014, the Company had no Common Share repurchase authorization as part of publicly announced plans or programs.

NOTE 5.          Basic and Diluted Earnings Per Common Share

The Company applies the two-class method of calculating its earnings per Common Share. In applying the two-class method, any outstanding Restricted Share Units (“RSUs”) are considered to be participating securities.  See Note 7.  For all periods presented in which RSUs were outstanding, the two-class method was used to determine basic and diluted earnings per Common Share since this method yielded a more dilutive result than the treasury stock method.

For purposes of determining basic and diluted earnings per Common Share, a portion of net income is allocated to outstanding RSUs which serves to reduce the Company’s earnings per Common Share numerators. Net losses are not allocated to outstanding RSUs and, therefore, do not impact the Company’s loss per Common Share numerators in the event of a loss per Common Share.

The following table outlines the Company’s computation of its basic and diluted earnings per Common Share for the three and six month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2014	2013	2014	2013
Net income	$1.2	$—	$7.3	$—
Less: net earnings allocated to participating securities (1)	—	—	—	—
Earnings per Common Share numerator	$1.2	$—	$7.3	$—

Average Common Shares outstanding (in thousands of shares)	8,750	1	8,750	1

Basic and diluted earnings per Common Share	$0.13	$—	$0.83	$—

(1) For the three and six month periods ended June 30, 2014, the net earnings allocated to participating securities totaled less than $0.1 million.

NOTE 6.          Credit Facility

On May 2, 2014, the Company entered into a 364-day unsecured credit agreement (the “Credit Agreement”) which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. Montpelier serves as a guarantor for the Credit Agreement and is entitled to receive an annual guarantee fee from the Company equal to 0.125% of the total capacity of the Credit Facility.  See Note 10.

The Credit Agreement contains covenants that limits the Company’s and, to a lesser extent, Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. If the Company or Montpelier were to fail to comply with any of these covenants, the issuer of the Credit Agreement could revoke the facility and exercise remedies against the Company or Montpelier.

As of June 30, 2014, the Company and Montpelier were in compliance with each of the covenants associated with the Credit Agreement.

The Company incurred $0.1 million in non-recurring fees in establishing the Credit Facility and is subject to an ongoing annual commitment and administrative fee of 0.375% of the total capacity of the Credit Facility.  As of June 30, 2014, there were no borrowings made under the Credit Agreement.

NOTE 7.          Share-Based Compensation

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

In June 2014, the Company awarded a total of 7,000 RSUs to its directors. The RSUs awarded earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the RSUs awarded was $0.1 million.  In determining the grant date fair value associated with the RSUs awarded, the Company assumed a forfeiture rate of zero.  This forfeiture assumption may be adjusted, if necessary, based on future experience.

During the three and six month periods ended June 30, 2014, the Company recognized less than $0.1 million of RSU expense.  The Company expects to incur future RSU expense associated with its currently outstanding RSUs of less than $0.1 million during each of 2014, 2015, 2016 and 2017.

As of December 31, 2013, there were no incentive awards outstanding under the 2013 LTIP.

NOTE 8.          Income Taxes

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

NOTE 9.          Regulation and Capital Requirements

Blue Capital Re is registered under The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), as a Class 3A insurer. Class 3A insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements.  As a result of the approvals received from the Bermuda Monetary Authority (the “BMA”) and the terms of Blue Capital Re’s business plan, Blue Capital Re’s reinsurance contracts must be fully-collateralized.  Further, Blue Capital Re is not required to prepare and file statutory financial statements or statutory financial returns annually with the BMA.  However, beginning in 2014, Blue Capital Re is required to prepare and file annual audited GAAP financial statements with the BMA.

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

As of June 30, 2014 and December 31, 2013, the value of Blue Capital Re’s assets exceeded the value of its liabilities and its minimum solvency margin by $168.4 million and $159.0 million, respectively, and it comfortably met its minimum liquidity ratio requirements at such dates.

Blue Capital Re may dividend all of its retained earnings to its parent at any time without BMA approval.  As of June 30, 2014 and December 31, 2013, Blue Capital Re had retained earnings of $9.4 million and less than $0.1 million, respectively.

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

NOTE 10.   Related Party Transactions

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

As of June 30, 2014 and December 31, 2013, Montpelier owned 29.6% and 28.6% of the Company’s outstanding Common Shares, respectively.

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

During the three month and six month periods ended June 30, 2014, all of the reinsurance business of Blue Capital Re was originated pursuant to the BW Retrocessional Agreement.

During the three and six month periods ended June 30, 2014, the Company incurred general and administrative expenses of $0.6 million and $1.3 million, respectively, pursuant to the Investment Management Agreement, $0.2 million and $0.3 million, respectively, pursuant to the Administrative Services Agreement and zero and less than $0.1 million, respectively, pursuant to the Underwriting and Insurance Management Agreement.

As of June 30, 2014 and December 31, 2013, the Company owed Montpelier $1.6 million and $0.5 million, respectively, for the services performed pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement.

In addition to the foregoing, on May 2, 2014, the Company entered into the Credit Agreement which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. Montpelier serves as a guarantor for the Credit Agreement and is entitled to receive an annual guarantee fee from the Company equal to 0.125% of the total capacity of this facility.  See Note 6.

NOTE 11.  Commitments and Contingent Liabilities

Commitments

As of June 30, 2014 and December 31, 2013, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement for five years after the completion of the IPO, whether or not the Managers’ performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the applicable Manager), the Company must pay a one-time termination fee to either the Investment Manager or the Reinsurance Manager, as applicable, equal to 5% of its GAAP shareholders’ equity, calculated as of the most recently completed quarter prior to the date of termination (approximately $8.8 million as of June 30, 2014).

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

The Company and its subsidiaries had no unresolved legal proceedings at June 30, 2014.

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

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2014, and our financial condition as of June 30, 2014 and December 31, 2013.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2013 Form 10-K, as filed with the SEC.

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

Our results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Form10-Q as a result of various factors, including, among others:

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

•                                        the availability of opportunities to increase writings in our core reinsurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities;

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

Exposure Management

The Managers monitor our net exposure to a single natural catastrophe occurrence within certain broadly defined major catastrophe zones. Our June 1, 2014 projected net exposures by zone were in compliance with our underwriting guidelines.  Namely, our projected net exposure to any one zone was below 50% of our shareholders’ equity at June 30, 2014.

These broadly defined major catastrophe zones are currently defined as follows:

North America:	Europe:	Rest of World:

U.S. - Northeast	Western Central Europe (1)	Australia
U.S. - Mid-Atlantic	Eastern Europe	New Zealand
U.S. - Florida	Southern Europe	Japan
U.S. - Gulf U.S. - New Madrid	Northern Europe, Benelux and Scandinavia	South America Middle East
U.S. - Midwest	U.K. and Ireland
U.S. - California
U.S. - Hawaii
Canada - Eastern
Canada - Western

(1)  Consisting of France, Germany, Switzerland and Austria.

Single Event Losses

For certain defined natural catastrophe region and peril combinations, the Managers assess the probability and likely magnitude of losses using a combination of industry third-party models, CATM_ and underwriting judgment. The Managers attempt to model the projected net impact from a single event, taking into account contributions from property catastrophe reinsurance (including retrocessional business), property pro-rata reinsurance and event-linked derivative securities, offset by the net benefit of any reinsurance or derivative protections we purchase and the benefit of premiums.

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

The table that follows details the projected net impact from single event losses as of June 1, 2014 for selected zones at selected return period levels using AIR Worldwide Corporation’s CLASIC/2 model version 15.0, one of several industry-recognized third-party vendor models. It is important to note that each catastrophe model contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Since the Managers utilize a combination of third-party models, CATM_ and underwriting judgment to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the following table:

Net Impact From Single Event Losses at Specified Return Periods

	Net Impact		Percentage of June 30, 2014
	(Millions)	Return Period (1)	Shareholders’ Equity

U.S. - Florida hurricane	$58	1 in 100 year	33%

U.S. - Gulf hurricane	38	1 in 100 year	21%

U.K. and Ireland windstorm	34	1 in 100 year	19%

U.S. - California earthquake	28	1 in 250 year	16%

All other zones			less than 15%

(1)   A “100-year” return period can also be referred to as the 1.0% occurrence exceedance probability (“OEP”), meaning there is a 1.0% chance in any given year that this level will be exceeded.  A “250-year” return period can also be referred to as the 0.4% OEP, meaning there is a 0.4% chance in any given year that this level will be exceeded.

Our June 1, 2014 single event loss exposures were within our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our shareholders’ equity at June 30, 2014, and the projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our shareholders’ equity at June 30, 2014.

Our projections of the net impact from single event losses may vary considerably within a particular territory depending on the specific characteristics of the event.

Given the limited availability of reliable historical data, there is a great deal of uncertainty with regard to the accuracy of any catastrophe model, especially when contemplating longer return periods.

Our single event loss estimates represent snapshots as of June 1, 2014. The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, the expiration of existing policies, losses incurred and changes in our outwards reinsurance and derivative protections.

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

Summary Financial Results

Three and Six Month Periods Ended June 30, 2014

We ended the second quarter of 2014 with a fully converted book value per Common Share (“FCBVPS”) of $20.02, an increase of 0.6% for the quarter after taking into account dividends declared on Common Shares during the period. Our net income for the three months ended June 30, 2014 was $1.2 million, which included $7.3 million in net losses, primarily from U.S. tornadoes and European Windstorm Ela. Our GAAP combined ratio was 89.2% for the second quarter of 2014.

We experienced an increase in FCBVPS of 4.1% during the first half of 2014 after taking into account dividends declared on Common Shares during the period. Our net income for the six month period ended June 30, 2014 was $7.3 million, which included the second quarter 2014 storm losses described above.  Our GAAP combined ratio was 66.1% for the first half of 2014.

Three and Six Month Periods Ended June 30, 2013

For the period from June 24, 2013 (the date of our formation) through June 30, 2013, we had no revenues or expenses and our sole shareholder at that time, Montpelier, incurred all of the fees and expenses related to our formation, which totaled less than $0.1 million. We were not required to reimburse Montpelier for any such fees and expenses related to our formation.

Book Value Per Common Share

The following table presents our computation of book value per Common Share (“BVPS”) and FCBVPS as of selected balance sheet dates:

	June 30, 2014	March 31, 2014	Dec. 31, 2013
Book value numerator (in $ millions):

[A] Shareholders’ Equity	$175.3	$176.8	$173.3

Book value denominators (in thousands of shares):

[B] Common Shares outstanding	8,750	8,750	8,750
RSUs outstanding	7	—	—
[C] Common Shares and RSUs outstanding	8,757	8,750	8,750

BVPCS [A] / [B]	$20.04	$20.20	$19.80
FCBVPS [A] / [C]	20.02	20.20	19.80

Increase in FCBVPS: (1)

From March 31, 2014	0.6%
From December 31, 2013	4.1%

(1)   Computed as the increase in FCBVPS after taking into account dividends declared on Common Shares of $0.30 and $0.60 during the three and six month periods ended June 30, 2014, respectively.

Our computations of FCBVPS and the increase in FCBVPS are non-GAAP measures which we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

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

The net proceeds we received from the IPO and the Private Placement were $174.0 million.  Initially, we intended to deploy approximately $160.0 million of such net proceeds in indemnity reinsurance contracts and related instruments during the first six months of our operations, while retaining the remaining proceeds for anticipated corporate cash obligations, including dividends to shareholders, through January 31, 2015. In May 2014 we entered into the Credit Agreement which, among other things, now allows us to fully deploy all of the net proceeds we received pursuant to the IPO and the Private Placement during the initial year of our operations. As of June 30, 2014, we had deployed all but $4.6 million of our available capital.

Of the total capital deployed by Blue Capital at June 30, 2014, approximately 40% was deployed in support of first event reinsurance coverages, 40% was deployed in support of a catastrophe quota share and the balance was deployed in support of second and subsequent event reinsurance coverages.

The indemnity reinsurance contracts bound by Blue Capital Re during the six month period ended June 30, 2014 have expected total annual premiums of $45.4 million which, when coupled with the Inward and Outward ILW Swaps written by Blue Capital Re ILS to-date, collectively represent $203.5 million in total reinsurance contract limit.

Subject to the discretion of the Board, we intend to distribute a minimum of 90% of our Distributable Income in the form of regular quarterly dividends, followed by a “special” dividend after the end of our fiscal year to meet our dividend payout target for each fiscal year. On March 31 and June 30, 2014, we declared our first two regular cash dividends, each in the amount of $0.30 per Common Share, which were paid on April 30 and July 31, 2014, respectively.

Whereas we experienced significant competition during the key January 1 and June 1, 2014 renewal seasons, due to an increase in industry capacity from both: (i) new sources of capital flowing into property catastrophe reinsurance; and (ii) relatively light industry catastrophe losses experienced over the past several quarters, the terms and conditions we were able to achieve were largely consistent with our expectation of the January 1, 2014 market at the time we completed the IPO.

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

Our consolidated results of operations for the three and six month periods ended June 30, 2014 were as follows:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2014	2013	2014	2013

Revenues

Reinsurance premiums written	$10.7	$—	$32.5	$—
Change in net unearned reinsurance premiums	0.4	—	(11.2)	—
Net reinsurance premiums earned	11.1	—	21.3	—

Net income from derivative instruments	0.1	—	0.2	—
Total revenues	11.2	—	21.5	—

Expenses

Underwriting expenses:
Loss and LAE	7.3	—	8.2	—
Reinsurance acquisition costs	1.5	—	3.7	—
General and administrative expenses	1.1	—	2.2	—

Non-underwriting expenses:
Interest and financing expenses	0.1	—	0.1	—

Total expenses	10.0	—	14.2	—

Net income and comprehensive income	$1.2	$—	$7.3	$—

Loss and LAE ratio	65.6%	—%	38.3%	—%
Acquisition cost ratio	14.1%	—%	17.5%	—%
General and administrative expense ratio	9.5%	—%	10.3%	—%
GAAP combined ratio	89.2%	—%	66.1%	—%

Note: For the period from June 24, 2013 (the date of our formation) through June 30, 2013, we had no operating revenues or expenses and our sole shareholder at that time, Montpelier, incurred all of the fees and expenses related to our formation, which totaled less than $0.1 million. We were not required to reimburse Montpelier for any such fees and expenses related to our formation.

Reinsurance Premiums Written and Earned

During the three and six month periods ended June 30, 2014, we wrote $10.7 million and $32.5 million of reinsurance premiums, respectively. The expected total annual premiums associated with the indemnity reinsurance contracts bound during the three and six month periods ended June 30, 2014, were $4.4 million and $45.4 million, respectively. See “Reinsurance Premiums and Acquisition Costs”  in Note 1 of the Notes to Consolidated Financial Statements.  As a result, we expect to write a further $12.9 million of premium throughout the balance of 2014 associated with our in-force indemnity reinsurance contracts at June 30, 2014.

During the three and six month periods ended June 30, 2014, we earned $11.1 million and $21.3 million of reinsurance premiums, respectively.  Our net premiums written and earned during the three and six month periods ended June 30, 2014 included $0.3 million of reinstatement premiums.

The premiums we earned during the six months ended June 30, 2014, represented approximately 47% of the expected total annual premiums associated with our in-force indemnity reinsurance contracts at June 30, 2014.

We did not write or earn any reinsurance premiums during the three and six month periods ended June 30, 2013.

Net Income From Derivative Instruments

During the three and six month periods ended June 30, 2014, our in-force derivative contracts included the Inward ILW Swap and the Outward ILW Swap. Through June 30, 2014, we were not aware of any industry loss events occurring that would have triggered a payment obligation, or receipt, under either the ILW Swap or the Outward ILW Swap, respectively. Accordingly, we recognized $0.1 million and $0.2 million in net income from these derivative instruments during the three and six month periods ended June 30, 2104, respectively. See Note 3 of the Notes to Consolidated Financial Statements.

We did not derive any net income from derivative instruments during the three and six month periods ended June 30, 2013.

Loss and LAE

During the three and six month periods ended June 30, 2014, we experienced $7.3 million and $8.2 million in net loss and LAE, respectively, which related primarily to losses incurred from U.S. tornadoes and European Windstorm Ela during the second quarter of 2014.

We did not incur any loss and LAE during the three and six month periods ended June 30, 2013.

Reinsurance Acquisition Costs

Our reinsurance acquisition costs include commissions, brokerage costs, premium taxes and excise taxes, when applicable, and are normally a set percentage of gross premiums written. Our reinsurance acquisition costs may also include profit commissions, which are paid by reinsurers to ceding companies in the event of favorable loss experience.

Our reinsurance acquisition costs are typically amortized over the underlying risk period of the related contracts.

The following table summarizes our consolidated reinsurance acquisition costs and the components of our acquisition cost ratio for the three and six month periods ended June 30, 2014:

($ in millions)	Three Month Period Ended June 30, 2014		Six Month Period Ended June 30, 2014

Commissions, brokerage costs and other	$1.5	14.1%	$3.1	14.6%
Profit commissions	—	—%	0.6	2.9%
Total reinsurance acquisition costs and associated ratios	$1.5	14.1%	$3.7	17.5%

Our reinsurance acquisition cost ratio for the three month period ended June 30, 2014 remained consistent with that of the first quarter of 2014.  During the second quarter of 2014, we did not accrue any profit commissions in light of the losses we incurred during that period.

We did not incur any reinsurance acquisition costs during the three and six month periods ended June 30, 2013.

General and Administrative Expenses

The following table summarizes our consolidated general and administrative expenses and the components of our general and administrative expense ratio for the three and six month periods ended June 30, 2014:

($ in millions)	Three Month Period Ended June 30, 2014		Six Month Period Ended June 30, 2014

Amounts incurred pursuant to the Investment Management Agreement	$0.6	5.9%	$1.3	6.2%
Public company expenses	0.3	2.3	0.6	2.8
Amounts incurred pursuant to the Administrative Services Agreement	0.2	1.3	0.3	1.3
Total general and administrative expenses and associated ratios	$1.1	9.5%	$2.2	10.3%

See Note 10 of the Notes to Consolidated Financial Statements for further information regarding the nature of the expenses that we incur pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement.  During the three and six month periods ended June 30, 2014, we incurred less than $0.1 million pursuant to the Underwriting and Insurance Management Agreement.

Our public company expenses incurred during the periods presented consisted of director fees, corporate insurance premiums, audit and professional fees, other expenses associated with being a publicly traded company.

For the period from June 24, 2013 (the date of our formation) through June 30, 2013, we incurred no general and administrative expenses because our sole shareholder at that time, Montpelier, incurred all of the fees and expenses related to our formation, which totaled less than $0.1 million. We were not required to reimburse Montpelier for any such fees and expenses related to our formation.

Interest and Financing Expenses

On May 2, 2014, we entered into the Credit Agreement which permits us to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. We incurred $0.1 million in non-recurring fees in establishing the Credit Agreement during the three month period ended June 30, 2014.

Income taxes

We were not subject to income taxes in any jurisdiction during the periods presented.

Liquidity and Capital Resources

Liquidity

As of June 30, 2014, we held $25.2 million of cash and cash equivalents of which: (i) $20.6 million was pledged to trust accounts established for the benefit of Blue Water Re (in support of the BW Retrocessional Contract) and third parties; and (ii) $4.6 million represented unencumbered cash on hand.

The Company has no operations of its own and relies on dividends and distributions from its operating subsidiaries to pay its expenses and dividends to its shareholders. There are restrictions imposed by the BMA on the payment of dividends to the Company from its operating subsidiaries as described in Note 9 of the Notes to Consolidated Financial Statements.

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

The primary sources of cash for the Company’s operating subsidiaries are capital contributions, premium collections, issuances of and net income from insurance-linked securities and reinsurance recoveries.  The primary uses of cash for the Company’s operating subsidiaries are payments of loss and LAE, reinsurance acquisition costs, general and administrative expenses, including fees payable to the Managers, ceded reinsurance, purchases of and net losses from insurance-linked securities and dividends and distributions.

On May 2, 2014, we entered into the Credit Agreement which allows us to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. Montpelier serves as a guarantor for the Credit Agreement. The Credit Agreement will, among other things, allow us to deploy all of the net proceeds we received pursuant to the IPO and the Private Placement during the initial year of our operations.

The Credit Agreement contains covenants that limits our ability, among other things, to grant liens on our assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. If we were to fail to comply with any of these covenants, the issuer of the Credit Agreement could revoke the facility and exercise remedies against us. As of June 30, 2014, we were in compliance with each of the covenants associated with the Credit Agreement.

As of June 30, 2014, there were no borrowings made under the Credit Agreement. See Note 6 of the Notes to Consolidated Financial Statements.

Capital Resources

Our total capital was $175.3 million and $173.3 million at June 30, 2014 and December 31, 2013, respectively.  The increase in our total capital during the six month period ended June 30, 2014 was the result of recording net income of $7.3 million and declaring $5.3 million in dividends to holders of Common Shares.

We may need to raise additional capital in the future, including a term loan or the issuance of debt, equity or hybrid securities, in order to permit us to, among other things: write new business; enter into other reinsurance opportunities; cover or pay losses; manage working capital requirements; repurchase Common Shares; respond to, or comply with, any changes in the capital requirements, if any, that the BMA or other regulatory bodies may require; acquire new businesses; or invest in existing businesses. We intend to rely on future offerings of Common Shares to raise additional equity capital; however, we cannot assure you that we will be able to successfully raise additional capital. In the event that we incur indebtedness for any of these purposes or other purposes, we intend to limit our borrowing to an amount no greater than 50% of our shareholders’ equity at the time of the borrowing. However, subject to the approval of the Board, we may borrow an amount in excess of 50% of our shareholders’ equity at the time of the borrowing.

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

As of June 30, 2014, our total shareholders’ equity was $175.3  million.  Assuming that our average total shareholders’ equity remains at this level in future periods, we would expect to pay the Investment Manager a Management Fee of approximately $2.6 million per year pursuant to this agreement.

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

Since the Underwriting and Insurance Management Agreement is dependent on our future performance, we are unable to determine the amount of Performance Fees we would expect to pay the Reinsurance Manager in future periods pursuant to this agreement. To date, we have incurred less than $0.1 million in Performance Fees pursuant to this agreement.

Administrative Services Agreement.  Pursuant to the Administrative Services Agreement, we are obligated to reimburse the Investment Manager for various fees, expenses and other costs in connection with the services provided under the terms of this agreement, including the services of our interim Chief Financial Officer, modeling software licenses and finance, legal and administrative support.

We currently expect to pay the Investment Manager approximately $0.6 million per year in future periods pursuant to this agreement, which is inclusive of the fee that we are currently paying for the services of our interim Chief Financial Officer.  We expect to hire a permanent Chief Financial Officer, who will not be an employee of Montpelier, within 24 months of the IPO. Once we hire a permanent Chief Financial Officer, we expect to pay the Investment Manager approximately $0.2 million per year in future periods pursuant to this agreement.

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

As of June 30, 2014, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Managers a one-time termination fee of approximately $8.8 million.

Off-Balance Sheet Arrangements

As of June 30, 2014, we were not subject to any off-balance sheet arrangement that we believe is material to our investors.

Cash Flows

We experienced a net decrease in our cash and cash equivalents of $148.6 million during the six month period ended June 30, 2014.

During the six month period ended June 30, 2014, our transfers of cash and cash equivalents into trusts established by Blue Water Re in support of our reinsurance obligations and payments and prepayments of general and administrative expenses exceeded our premium collections by $146.0 million. We also paid $2.6 million in dividends to holders of Common Shares during the period.

We did not experience any cash flows during the six month periods ended June 30, 2013.

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

Loss and LAE Reserves

As of June 30, 2014 our best estimate for gross and net unpaid loss and LAE reserves was $7.9 million, with IBNR representing approximately 96% of such reserves.

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

Written and Earned Reinsurance Premiums

During the three and six month periods ended June 30, 2014, we wrote $10.7 million and $32.5 million in reinsurance premiums, respectively, and earned reinsurance premiums of $11.1 million and $21.3 million, respectively.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Refer to the 2013 Form 10-K, as filed with the SEC, and in particular Item 7A - “Quantitative and Qualitative Disclosures About Market Risk.”  As of June 30, 2014, there were no material changes to our market risks as described in the 2013 Form 10-K.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2014.  Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three month period ended June 30, 2014, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

We had no unresolved legal proceedings at June 30, 2014.

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

Initially, we intended to deploy approximately $160.0 million of net proceeds we raised in indemnity reinsurance contracts and related instruments during the first six months of our operations, while retaining the remaining proceeds for anticipated corporate cash obligations, including dividends to shareholders, through January 31, 2015. In May 2014 we entered into the Credit Agreement which, among other things, now allows us to fully deploy all of the net proceeds we received pursuant to the IPO and the Private Placement during the initial year of our operations. As of June 30, 2014, we had deployed all but $4.6 million of our available capital.

(c)              None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

(a)                   None.

(b)                   None.

Item 6.         Exhibits.

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

Exhibit
Number	Description of Document

10.1

Form of Director Restricted Share Unit Award Agreement under the Company’s 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2014).

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

By:	/s/ MICHAEL S. PAQUETTE
Name:	Michael S. Paquette
Title:	Chief Financial Officer
(Principal Financial Officer)

August 8, 2014