Form 10-Q
period 2014-09-30
Blue Capital Reinsurance Holdings Ltd.
filed 2014-11-10
CIK 1582086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 1, 2014, the registrant had 8,750,000 common shares outstanding, with a par value of $1.00 per share (“Common Shares”).

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30,	December 31,
(In millions of U.S. dollars, except per share amounts)	2014	2013
Assets
Cash and cash equivalents	$11.4	$173.8
Reinsurance premiums receivable	12.5	—
Deferred reinsurance acquisition costs	0.5	—
Funds held by ceding companies	176.2	—
Other assets	0.2	1.7
Total Assets	$200.8	$175.5

Liabilities
Loss and loss adjustment expense reserves	$6.5	$—
Unearned reinsurance premiums	6.3	—
Debt	4.0	—
Reinsurance balances payable	4.7	—
Accounts payable and accrued expenses (See Note 10)	2.9	0.7
Other liabilities	0.5	1.5

Total Liabilities	24.9	2.2

Commitments and Contingent Liabilities (See Note 11)	—	—

Shareholders’ Equity
Common Shares, at par value - 8,750,000 shares issued and outstanding	8.8	8.8
Additional paid-in capital	165.2	165.2
Retained earnings (deficit)	1.9	(0.7)

Total Shareholders’ Equity	175.9	173.3

Total Liabilities and Shareholders’ Equity	$200.8	$175.5

See Notes to Consolidated Financial Statements, including Note 10 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,
(In millions of U.S. dollars, except per share amounts)	2014	2013	2014	2013
Revenues
Reinsurance premiums written	$6.5	$—	$39.0	$—
Change in net unearned reinsurance premiums	4.9	—	(6.3)	—

Net reinsurance premiums earned	11.4	—	32.7	—
Net income from derivative instruments	0.2	—	0.4	—

Total revenues	11.6	—	33.1	—

Expenses
Underwriting expenses:
Loss and loss adjustment expenses	5.3	—	13.5	—
Reinsurance acquisition costs	1.9	—	5.6	—
General and administrative expenses	1.2	—	3.4	—
Non-underwriting expenses:
Interest and financing expenses	—	—	0.1	—

Total expenses	8.4	—	22.6	—

Net income and comprehensive income	$3.2	$—	$10.5	$—

Per share data:
Basic and diluted earnings per Common Share	$0.37	$—	$1.20	$—
Dividends declared per Common Share and RSU	0.30	—	0.90	—

See Notes to Consolidated Financial Statements, including Note 1 for information concerning the 2013 periods presented and Note 10 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Month Periods Ended September 30, 2014 and 2013

Unaudited

	Total	Common	Additional	Retained
	shareholders’	Shares, at	paid-in	earnings
(In millions of U.S. dollars)	equity	par value	capital	(deficit)

Opening balances at January 1, 2014	$173.3	$8.8	$165.2	$(0.7)

Net income	10.5	—	—	10.5
Dividends declared - Common Shares and RSUs	(7.9)	—	—	(7.9)

Ending balances at September 30, 2014	$175.9	$8.8	$165.2	$1.9

	Total	Common	Additional
	shareholders’	Shares, at	paid-in	Retained
(In millions of U.S. dollars)	equity	par value	capital	earnings

Opening balances at January 1, 2013	$—	$—	$—	$—

Issuances of Common Shares	1.0	0.1	0.9	—

Ending balances at September 30, 2013	$1.0	$0.1	$0.9	$—

See Notes to Consolidated Financial Statements, including Note 1 for information concerning the 2013 periods presented and Note 10 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Month Periods
	Ended September 30,
(In millions of U.S. dollars)	2014	2013
Cash flows from operations:
Net income	$10.5	$—
Net change in:
Loss and loss adjustment expense reserves	6.5	—
Unearned reinsurance premiums	6.3	—
Reinsurance balances payable	4.7	—
Deferred reinsurance acquisition costs	(0.5)	—
Reinsurance premiums receivable	(12.5)	—
Funds held by ceding companies	(176.2)	—
Accounts payable and accrued expenses	(0.4)	—
Other assets	1.5	—
Other liabilities	(1.0)	—
Net cash and cash equivalents used for operations	(161.1)	—

Net cash and cash equivalents from investing activities	—	—

Cash flows from financing activities:
Issuances of Common Shares	—	1.0
Dividends paid - Common Shares and RSUs	(5.3)	—
Borrowings under the Credit Agreement	4.0	—
Net cash and cash equivalents (used for) provided from financing activities	(1.3)	1.0

Net decrease in cash and cash equivalents during the period	(162.4)	1.0

Cash and cash equivalents - beginning of period	173.8	—

Cash and cash equivalents - end of period	$11.4	$1.0

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

Unaudited

NOTE 1.          Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Blue Capital Reinsurance Holdings Ltd. (the “Company” or the “Registrant”) is a Bermuda exempted limited liability company that, through its subsidiaries (collectively “Blue Capital”), offers collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. The Company was incorporated under the laws of Bermuda on June 24, 2013, and commenced its operations on November 12, 2013. The Company’s headquarters and principal executive offices are located at 94 Pitts Bay Road, Pembroke, Bermuda HM 08.

The unaudited consolidated financial statements incorporated in this report on Form 10-Q  have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated financial statements may not be indicative of financial results for the full year.  The December 31, 2013 condensed balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

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

For the period from June 24, 2013 through September 30, 2013, the Company had no operating revenues or expenses and the Company’s sole shareholder at that time, Montpelier Re Holdings Ltd. (“Montpelier”), incurred all of the fees and expenses related to the Company’s formation, which totaled less than $0.1 million. The Company was not required to reimburse Montpelier for any such fees and expenses related to its formation.

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

The Company’s business strategy is to build a diversified portfolio of reinsurance risks that will generate underwriting profits, which it intends to principally distribute through the payment of dividends, with returns commensurate with the amount of risk assumed.  The Company seeks to provide its shareholders with the opportunity to own an alternative asset class whose returns are believed to have historically been largely uncorrelated to those of other asset classes, such as global equities, bonds and hedge funds. Subject to the discretion of the Company’s board of directors (the “Board”), the Company currently intends to distribute a minimum of 90% of its Distributable Income in the form of cash dividends to its holders of Common Shares and RSUs. “Distributable Income,” a non-GAAP measure, means the Company’s net income excluding any non-cash compensation expense, unrealized gains and losses and other non-cash items recorded in its net income for the period. Subject to the discretion of the Board, the Company intends to make regular quarterly dividend payments for each of the first three quarters of each year, followed by a fourth “special” dividend after the end of the year to meet its dividend payout target for each calendar year.

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

Cash and Cash Equivalents

Blue Capital’s cash and cash equivalents of $11.4 million and $173.8 million at September 30, 2014 and December 31, 2013, respectively, consist of cash and fixed income investments with maturities of less than three months, as measured from the date of purchase.  For all periods presented, the amortized cost of each of Blue Capital’s cash equivalents approximated their fair value.

Net investment income is recorded net of investment management, custody and other investment-related expenses. During the three and nine month periods ended September 30, 2014, the amount of net investment income that Blue Capital earned on its cash and cash equivalents totaled less than $0.1 million.

Amounts Held in Trust for the Benefit of Ceding Companies

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

As of September 30, 2014, Blue Capital had pledged $10.6 million of its cash and cash equivalents to trust accounts established for the benefit of Blue Water Re pursuant to the BW Retrocessional Agreement (see Note 10) and third parties. These funds are presented on the Company’s Consolidated Balance Sheets as “cash and cash equivalents.”

As of September 30, 2014, Blue Capital had transferred $176.2 million of its cash and cash equivalents to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement (see Note 10).  These funds are presented on the Company’s Consolidated Balance Sheets as “funds held by ceding companies.”

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

Reinsurance premiums receivable are recorded at amounts due less any provision for doubtful accounts. As of September 30, 2014 and December 31, 2013, Blue Capital Re did not require a provision for doubtful accounts.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premiums are recorded as both written and earned when Blue Capital Re determines that such a loss event has occurred.

Deferred reinsurance acquisition costs are comprised of commissions, brokerage costs, premium taxes and excise taxes, each of which relates directly to the writing of reinsurance contracts. Deferred acquisition costs are typically amortized over the underlying risk period of the related contracts. However, if the sum of a contract’s expected losses and LAE and deferred acquisition costs exceeds related unearned premiums and any projected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency.  If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency.  There were no premium deficiency adjustments recognized during the periods presented herein.

Profit commissions incurred are included in reinsurance acquisition costs within the Company’s Consolidated Statement of Operations and Comprehensive Income.  Accrued profit commissions payable are included in  reinsurance balances payable within the Company’s Consolidated Balance Sheets.

Reinsurance Balances Payable

Reinsurance balances payable consist of: (i) losses and LAE that have been approved for payment; and (ii) profit commissions payable.

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

Under Blue Capital Re’s reinsurance security policy, reinsurers are typically required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. Blue Capital Re also considers reinsurers that are not rated or do not fall within this threshold on a case-by-case basis if collateralized up to policy limits, net of any premiums owed. The Managers will monitor the financial condition and ratings of Blue Capital’s reinsurers on an ongoing basis.

As of September 30, 2014 and December 31, 2013, Blue Capital Re had not purchased any reinsurance.

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

NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re’s loss and LAE reserve movements for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2014	2013	2014	2013
Gross unpaid loss and LAE reserves - beginning	$7.9	$—	$—	$—
Reinsurance recoverable on unpaid losses - beginning	—	—	—	—
Net unpaid loss and LAE reserves - beginning	7.9	—	—	—

Losses and LAE incurred	5.3	—	13.5	—
Losses and LAE paid and approved for payment	(6.7)	—	(7.0)	—

Movement in net unpaid loss and LAE reserves	(1.4)	—	6.5	—

Net unpaid loss and LAE reserves - ending	6.5	—	6.5	—
Reinsurance recoverable on unpaid losses - ending	—	—	—	—
Gross unpaid loss and LAE reserves - ending	$6.5	$—	$6.5	$—

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

During the three and nine month periods ended September 30, 2014, Blue Capital Re established $5.3 million and $13.5 million of loss and LAE reserves, respectively, for estimated losses incurred during such periods.  As of December 31, 2013, Blue Capital Re had not yet established any loss and LAE reserves.

NOTE 3.          Derivative Instruments

Inward Industry Loss Warranty (“ILW”) Swap

In December 2013 Blue Capital Re ILS entered into an ILW swap (the “Inward ILW Swap”) with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment of $1.5 million, Blue Capital Re ILS is required to make a floating-rate payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from November 2013 to December 2014. Blue Capital Re ILS’s maximum payment obligation under the Inward ILW Swap is $10.0 million. Through September 30, 2014, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the Inward ILW Swap.

The Inward ILW Swap is valued on the basis of models developed by the Managers, which represent unobservable (Level 3) inputs.  See Note 1. As of September 30, 2014 and December 31, 2013, the fair value of the Inward ILW Swap was $0.5 million and $1.5 million, respectively, and was recorded as an other liability on the Company’s Consolidated Balance Sheets.

Outward ILW Swap

In June 2014 Blue Capital Re ILS entered into an ILW swap (the “Outward ILW Swap”) with a third-party in order to purchase protection against U.S. wind exposures from June 2014 to December 2014. In return for a fixed payment of $0.7 million, Blue Capital Re ILS is entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Blue Capital Re ILS under the Outward ILW Swap is $3.7 million.  Through September 30, 2014, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a recovery under the Outward ILW Swap.

The Outward ILW Swap is valued on the basis of models developed by the Managers, which represent unobservable (Level 3) inputs.  See Note 1.  As of September 30, 2014, the fair value of the Outward ILW Swap was $0.2 million, which was recorded as an other asset on the Company’s Consolidated Balance Sheets.

During the three and nine month periods ended September 30, 2014, Blue Capital Re ILS recognized net income from derivative instruments of $0.2 million and $0.4 million pursuant to the Inward and Outward ILW Swaps, respectively.

NOTE 4.   Shareholders’ Equity

Common Shares

The Company’s share capital consists of Common Shares with a $1.00 par value per share.  Holders of Common Shares are entitled to one vote for each share held, subject to any voting limitations imposed by the Company’s Bye-Laws.  As of September 30, 2014 and December 31, 2013, the Company had 8,750,000 Common Shares outstanding.

Dividends to Holders of Common Shares and RSUs

The Company declared cash dividends per Common Share and RSU of $0.30 and $0.90 during the three and nine month periods ended September 30, 2014, respectively.  The total amount of dividends paid to holders of Common Shares and RSUs during the nine month period ended September 30, 2014 was $5.3 million.  As of September 30, 2014, the Company had $2.6 million of dividends payable to holders of Common Shares and RSUs, which is included within accounts payable and accrued expenses on its Consolidated Balance Sheet at September 30, 2014.

There are restrictions on the payment of dividends to the Company from Blue Capital Re.  See Note 9.  Any future determination to pay dividends to holders of Common Shares and RSUs will be at the discretion of the Board and will be dependent upon many factors, including the Company’s results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, regulatory and contractual restrictions.

Common Share Repurchase Authorization

As of September 30, 2014, the Company had no Common Share repurchase authorization as part of publicly announced plans or programs.

NOTE 5.   Basic and Diluted Earnings Per Common Share

The Company applies the two-class method of calculating its earnings per Common Share. In applying the two-class method, any outstanding RSUs are considered to be participating securities.  See Note 7.  For all periods presented in which RSUs were outstanding, the two-class method was used to determine basic and diluted earnings per Common Share since this method yielded a more dilutive result than the treasury stock method.

For purposes of determining basic and diluted earnings per Common Share, a portion of net income is allocated to outstanding RSUs which serves to reduce the Company’s earnings per Common Share numerators. Net losses are not allocated to outstanding RSUs and, therefore, do not impact the Company’s loss per Common Share numerators in the event of a loss per Common Share.

The following table outlines the Company’s computation of its basic and diluted earnings per Common Share for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2014	2013	2014	2013

Net income	$3.2	$—	$10.5	$—
Less: net earnings allocated to participating securities (1)	—	—	—	—
Earnings per Common Share numerator	$3.2	$—	$10.5	$—

Average Common Shares outstanding (in thousands of shares)	8,750	8,750	8,750	8,750

Basic and diluted earnings per Common Share	$0.37	$—	$1.20	$—

(1)   For the three and nine month periods ended September 30, 2014, the net earnings allocated to participating securities totaled less than $0.1 million.

NOTE 6.          Credit Agreement

On May 2, 2014, the Company entered into a 364-day unsecured credit agreement (the “Credit Agreement”) which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes.  Borrowings under the Credit Agreement bear interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points.

The Company incurred $0.1 million in non-recurring fees in establishing the Credit Agreement and is subject to an ongoing annual commitment and administrative fee of 0.375% of the total capacity of the Credit Agreement.

As of September 30, 2014, the Company had $4.0 million of outstanding borrowings under the Credit Agreement.  These borrowings must be repaid no later than January 26, 2015, and are subject to an annual interest rate of 1.33%.

The Company incurred interest expense on its borrowings under the Credit Agreement of less than $0.1 million during the three and nine month periods ended September 30, 2014.  The Company was not required to make any interest payments during such periods.

Montpelier serves as a guarantor for the Credit Agreement and is entitled to receive an annual guarantee fee from the Company equal to 0.125% of the total capacity of the Credit Agreement.  See Note 10.

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

As of September 30, 2014, the Company and Montpelier were in compliance with each of the covenants associated with the Credit Agreement.

NOTE 7.   Share-Based Compensation

The Company’s 2013 Long-Term Incentive Plan (the “2013 LTIP”), which was adopted by the Board on September 27, 2013, permits the issuance of up to one percent of the aggregate Common Shares outstanding to participants. Incentive awards that may be granted under the 2013 LTIP include RSUs, restricted Common Shares, incentive share options (on a limited basis), non-qualified share options, share appreciation rights, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based and equity-related awards.

At the discretion of the Board’s Compensation and Nominating Committee, incentive awards, the value of which are based on Common Shares, may be made to the Company’s directors, future employees and consultants pursuant to the 2013 LTIP.  For the periods presented, the Company’s outstanding share-based incentive awards consisted solely of RSUs.

RSUs are phantom (as opposed to actual) Common Shares which, depending on the individual award, vest in equal tranches over a one to five-year period, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date. RSUs are payable in Common Shares upon vesting (the amount of which may be reduced by applicable statutory income tax withholdings at the recipient’s option). RSUs do not require the payment of an exercise price and are not entitled to voting rights, but they are entitled to receive payments equivalent to any dividends and distributions declared on the Common Shares underlying the RSUs.

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

During the three and nine month periods ended September 30, 2014, the Company recognized less than $0.1 million of RSU expense.  The Company expects to incur future RSU expense associated with its currently outstanding RSUs of less than $0.1 million during each of 2014, 2015, 2016 and 2017.

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

As of September 30, 2014 and December 31, 2013, the value of Blue Capital Re’s assets exceeded the value of its liabilities and its minimum solvency margin by $178.8 million and $159.0 million, respectively, and it comfortably met its minimum liquidity ratio requirements at such dates.

Blue Capital Re may dividend all of its retained earnings to its parent at any time without BMA approval.  As of September 30, 2014 and December 31, 2013, Blue Capital Re had retained earnings of $13.8 million and less than $0.1 million, respectively.

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

As of September 30, 2014 and December 31, 2013, Montpelier owned 33.3% and 28.6% of the Company’s outstanding Common Shares, respectively.

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

Administrative Services Agreement. The Company has entered into an Administrative Services Agreement with the Investment Manager (the “Administrative Services Agreement”). Pursuant to the terms of the Administrative Services Agreement, the Investment Manager provides the Company and its subsidiaries with support services, including the services of Messrs. Pollett and Paquette, as well as finance and accounting, claims management and policy wording, modeling software licenses, office space, information technology, human resources and administrative support.

During the three and nine month periods ended September 30, 2014, all of the reinsurance business of Blue Capital Re was originated pursuant to the BW Retrocessional Agreement.

During the three and nine month periods ended September 30, 2014, the Company incurred general and administrative expenses of $0.7 million and $2.0 million, respectively, pursuant to the Investment Management Agreement, $0.1 million and $0.4 million, respectively, pursuant to the Administrative Services Agreement and zero and less than $0.1 million, respectively, pursuant to the Underwriting and Insurance Management Agreement.

The Company did not incur any general and administrative expenses pursuant to the foregoing arrangements during the three and nine month periods ended September 30, 2013.

As of September 30, 2014 and December 31, 2013, the Company owed Montpelier less than $0.1 million and $0.5 million, respectively, for the services performed pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement.

In addition to the foregoing, on May 2, 2014, the Company entered into the Credit Agreement which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. Montpelier serves as a guarantor for the Credit Agreement and receives an annual guarantee fee from the Company equal to 0.125% of the total capacity of this facility.  See Note 6.

NOTE 11.  Commitments and Contingent Liabilities

Commitments

As of September 30, 2014 and December 31, 2013, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement for five years after the completion of the IPO, whether or not the Managers’ performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the applicable Manager), the Company must pay a one-time termination fee to either the Investment Manager or the Reinsurance Manager, as applicable, equal to 5% of its GAAP shareholders’ equity (approximately $8.8 million as of September 30, 2014).

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

The Company and its subsidiaries had no unresolved legal proceedings at September 30, 2014.

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

Under Blue Capital Re’s reinsurance security policy, reinsurers are typically required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. Blue Capital Re also considers reinsurers that are not rated or do not fall within this threshold on a case-by-case basis if collateralized up to policy limits, net of any premiums owed.  The Managers will monitor the financial condition and ratings of Blue Capital’s reinsurers on an ongoing basis.

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2014, and our financial condition as of September 30, 2014 and December 31, 2013.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2013 Form 10-K, as filed with the SEC.

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

Exposure Management

The Managers monitor our net maximum aggregate exposure to any one zone within certain broadly defined major catastrophe zones. Our June 1, 2014 projected net exposures by zone were in compliance with our underwriting guidelines. Namely, our projected net exposure to any one zone was below 50% of our shareholders’ equity at September 30, 2014.

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

Since the Managers utilize a combination of third-party models, CATM® and underwriting judgment to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the following table:

Net Impact From Single Event Losses at Specified Return Periods

	Net Impact		Percentage of September 30, 2014
	(Millions)	Return Period (1)	Shareholders’ Equity

U.S. - Florida hurricane	$58	1 in 100 year	33%
U.S. - Gulf hurricane	38	1 in 100 year	21%
U.K. and Ireland windstorm	34	1 in 100 year	19%
U.S. - California earthquake	28	1 in 250 year	16%
All other zones			less than 15%

(1)         A “100-year” return period can also be referred to as the 1.0% occurrence exceedance probability (“OEP”), meaning there is a 1.0% chance in any given year that this level will be exceeded.  A “250-year” return period can also be referred to as the 0.4% OEP, meaning there is a 0.4% chance in any given year that this level will be exceeded.

Our June 1, 2014 single event loss exposures were within our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our shareholders’ equity at September 30, 2014, and the projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our shareholders’ equity at September 30, 2014.

Our projections of the net impact from single event losses may vary considerably within a particular territory depending on the specific characteristics of the event.

Given the limited availability of reliable historical data, there is a great deal of uncertainty with regard to the accuracy of any catastrophe model, especially when contemplating longer return periods.

Our single event loss estimates represent snapshots as of June 1, 2014. The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, the expiration of existing policies, losses incurred and changes in our outwards reinsurance and derivative protections. There were no material changes made to the composition of our in-force portfolio from June 1, 2014 to September 30, 2014.

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

Summary Financial Results

Three and Nine Month Periods Ended September 30, 2014

We ended the third quarter of 2014 with a fully converted book value per Common Share (“FCBVPS”) of $20.09, an increase of 1.8% for the quarter after taking into account dividends declared on Common Shares and RSUs during the period. Our net income for the three month period ended September 30, 2014 was $3.2 million, which included $5.3 million of loss and loss adjustment expenses, the majority of which represented net losses from U.S. and European wind and hail events that occurred in June 2014. Our GAAP combined ratio was 72.9% for the third quarter of 2014.

We experienced an increase in FCBVPS of 6.0% during the first nine months of 2014 after taking into account dividends declared on Common Shares and RSUs during the period. Our net income for the nine month period ended September 30, 2014 was $10.5 million, which included $13.5 million of loss and loss adjustment expenses, the majority of which represented net losses from U.S. and European wind and hail events that occurred in June 2014. Our GAAP combined ratio was 68.5% for the first nine months of 2014.

Three and Nine Month Periods Ended September 30, 2013

For the period from June 24, 2013 (the date of our formation) through September 30, 2013, we had no revenues or expenses and our sole shareholder at that time, Montpelier, incurred all of the fees and expenses related to our formation, which totaled less than $0.1 million. We were not required to reimburse Montpelier for any such fees and expenses related to our formation.

Book Value Per Common Share

The following table presents our computation of book value per Common Share (“BVPS”) and FCBVPS as of selected balance sheet dates:

	Sept. 30, 2014	June 30, 2014	Dec. 31, 2013
Book value numerator (in $ millions):

[A] Shareholders’ Equity	$175.9	$175.3	$173.3

Book value denominators (in thousands of shares):

[B] Common Shares outstanding	8,750	8,750	8,750
RSUs outstanding	7	7	—
[C] Common Shares and RSUs outstanding	8,757	8,757	8,750

BVPCS [A] / [B]	$20.11	$20.04	$19.80
FCBVPS [A] / [C]	20.09	20.02	19.80

Increase in FCBVPS: (1)

From June 30, 2014	1.8%
From December 31, 2013	6.0%

(1)         Computed as the increase in FCBVPS after taking into account dividends declared on Common Shares and RSUs of $0.30 and $0.90 during the three and nine month periods ended September 30, 2014, respectively.

Our computations of FCBVPS and the increase in FCBVPS are non-GAAP measures which we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Executive Overview

We are a Bermuda reinsurance holding company which offers collateralized reinsurance in the property catastrophe market. Our principal objective is to maximize the expected total return for our shareholders, primarily through the payment of dividends, by underwriting a diversified portfolio of short-tail reinsurance contracts and investing in insurance-linked securities with what we believe to be attractive risk and return characteristics. We provide our shareholders with the opportunity to own an alternative asset class whose returns we believe have historically been largely uncorrelated to those of other asset classes, such as global equities, bonds and hedge funds.

The net proceeds we received from the IPO and the Private Placement were $174.0 million.  Initially, we only intended to deploy $160.0 million of such net proceeds in indemnity reinsurance contracts and related instruments during the first several months of our operations, while retaining the remaining proceeds for anticipated corporate cash obligations, including dividends to holders of Common Shares and RSUs, through December 31, 2014. However, in May 2014 we entered into the Credit Agreement which, among other things, permitted us to fully deploy all of our available capital as of the date of this report.

As of September 30, 2014, approximately 40% of our capital deployed was in support of first event reinsurance coverages, 40% was deployed in support of a catastrophe quota share and the balance was deployed in support of second and subsequent event reinsurance coverages.

The indemnity reinsurance contracts bound by Blue Capital Re during the nine month period ended September 30, 2014 have expected total annual premiums of $45.7 million which, when coupled with the Inward and Outward ILW Swaps written by Blue Capital Re ILS to-date, collectively represent $205.5 million in total reinsurance contract limit.

Subject to the discretion of the Board, we intend to distribute a minimum of 90% of our Distributable Income in the form of regular quarterly dividend payments during the first three quarters of each year, followed by a “special” dividend after the end of the year to meet our dividend payout target for each calendar year. On March 31, June 30 and September 12, 2014, we declared our first three regular cash dividends, each in the amount of $0.30 per Common Share and RSU, which were paid on April 30, July 31 and October 15, 2014, respectively.

Despite the significant competition we experienced during the key January 1, June 1, and July 1, 2014 renewal seasons, due to an increase in industry capacity from both: (i) new sources of capital flowing into property catastrophe reinsurance; and (ii) relatively light industry catastrophe losses experienced over the past several quarters, the terms and conditions we were able to achieve were largely consistent with our expectation of the January 1, 2014 market at the time we completed the IPO.

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

Our consolidated results of operations for the three and nine month periods ended September 30, 2014 were as follows:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2014	2013	2014	2013

Revenues

Reinsurance premiums written	$6.5	$—	$39.0	$—
Change in net unearned reinsurance premiums	4.9	—	(6.3)	—
Net reinsurance premiums earned	11.4	—	32.7	—

Net income from derivative instruments	0.2	—	0.4	—
Total revenues	11.6	—	33.1	—

Expenses

Underwriting expenses:
Loss and LAE	5.3	—	13.5	—
Reinsurance acquisition costs	1.9	—	5.6	—
General and administrative expenses	1.2	—	3.4	—

Non-underwriting expenses:
Interest and financing expenses	—	—	0.1	—

Total expenses	8.4	—	22.6	—

Net income and comprehensive income	$3.2	$—	$10.5	$—

Loss and LAE ratio	46.6%	—%	41.2%	—%
Acquisition cost ratio	15.9%	—%	17.0%	—%
General and administrative expense ratio	10.4%	—%	10.3%	—%
GAAP combined ratio	72.9%	—%	68.5%	—%

Note: For the period from June 24, 2013 (the date of our formation) through September 30, 2013, we had no operating revenues or expenses and our sole shareholder at that time, Montpelier, incurred all of the fees and expenses related to our formation, which totaled less than $0.1 million. We were not required to reimburse Montpelier for any such fees and expenses related to our formation.

Reinsurance Premiums Written and Earned

During the three and nine month periods ended September 30, 2014, we wrote $6.5 million and $39.0 million of reinsurance premiums, respectively. The expected total annual premiums associated with the indemnity reinsurance contracts bound during the nine month period ended September 30, 2014, were $45.7 million. As a result, we expect to write a further $6.7 million of premium throughout the balance of 2014 associated with our in-force indemnity reinsurance contracts at September 30, 2014. See “Reinsurance Premiums and Acquisition Costs”  in Note 1 of the Notes to Consolidated Financial Statements.

During the three and nine month periods ended September 30, 2014, we earned $11.4 million and $32.7 million of reinsurance premiums, respectively.  Our net premiums written and earned during the three and nine month periods ended September 30, 2014 included zero and $0.3 million of reinstatement premiums, respectively.

The premiums we earned during the nine months ended September 30, 2014, represented approximately 72% of the expected total annual premiums associated with our in-force indemnity reinsurance contracts at September 30, 2014.

We did not write or earn any reinsurance premiums during the three and nine month periods ended September 30, 2013.

Net Income From Derivative Instruments

During the three and nine month periods ended September 30, 2014, our in-force derivative contracts included the Inward ILW Swap and the Outward ILW Swap. Through September 30, 2014, we were not aware of any industry loss events occurring that would have triggered a payment obligation, or receipt, under either the Inward ILW Swap or the Outward ILW Swap, respectively. Accordingly, we recognized $0.2 million and $0.4 million in net income from these derivative instruments during the three and nine month periods ended September 30, 2014, respectively. See Note 3 of the Notes to Consolidated Financial Statements.

We did not derive any net income from derivative instruments during the three and nine month periods ended September 30, 2013.

Loss and LAE

During the three and nine month periods ended September 30, 2014, we incurred $5.3 million and $13.5 million of net loss and LAE, respectively. Our underwriting results for the three and nine month periods ended September 30, 2014 included $3.5 million and $7.5 million of net losses, respectively, in connection with U.S. and European wind and hail events that occurred in June 2014.

We did not incur any loss and LAE during the three and nine month periods ended September 30, 2013.

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

The following table summarizes our consolidated reinsurance acquisition costs and the components of our acquisition cost ratio for the three and nine month periods ended September 30, 2014:

($ in millions)	Three Month Period Ended Sept. 30, 2014		Nine Month Period Ended Sept. 30, 2014
Commissions, brokerage costs and other	$1.7	14.3%	$4.8	14.6%
Profit commissions	0.2	1.6%	0.8	2.4%

Total reinsurance acquisition costs and associated ratios	$1.9	15.9%	$5.6	17.0%

Our reinsurance acquisition cost ratios attributable to commissions, brokerage costs and other for the three and nine month periods ended September 30, 2014, remained consistent from period to period. Profit commissions, which fluctuate based on our loss experience, added a further 1.7 and 2.4 percentage points to our reinsurance acquisition cost ratios for the three month and nine month periods ended September 30, 2014, respectively.

We did not incur any reinsurance acquisition costs during the three and nine month periods ended September 30, 2013.

General and Administrative Expenses

The following table summarizes our consolidated general and administrative expenses and the components of our general and administrative expense ratio for the three and nine month periods ended September 30, 2014:

($ in millions)	Three Month Period Ended Sept. 30, 2014		Nine Month Period Ended Sept. 30, 2014
Amounts incurred pursuant to the Investment Management Agreement	$0.7	5.9%	$2.0	6.1%
Public company expenses	0.4	3.2	1.0	3.0
Amounts incurred pursuant to the Administrative Services Agreement	0.1	1.3	0.4	1.2

Total general and administrative expenses and associated ratios	$1.2	10.4%	$3.4	10.3%

See Note 10 of the Notes to Consolidated Financial Statements for further information regarding the nature of the expenses that we incur pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement.  During the three and nine month periods ended September 30, 2014, we incurred less than $0.1 million pursuant to the Underwriting and Insurance Management Agreement.

Our public company expenses incurred during the periods presented consisted of director fees, corporate insurance premiums, audit fees and other expenses associated with being a publicly traded company.

For the period from June 24, 2013 (the date of our formation) through September 30, 2013, we incurred no general and administrative expenses because our sole shareholder at that time, Montpelier, incurred all of the fees and expenses related to our formation, which totaled less than $0.1 million. We were not required to reimburse Montpelier for any such fees and expenses related to our formation.

Interest and Financing Expenses

On May 2, 2014, we entered into the Credit Agreement which permits us to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. As of September 30, 2014, we had $4.0 million of outstanding borrowings under the Credit Agreement.

During the three month period ended September 30, 2014, we incurred interest expense and facility fees associated with the Credit Agreement of less than $0.1 million.  During the nine month period ended September 30, 2014, we incurred non-recurring fees, interest expense and facility fees associated with the Credit Agreement of $0.1 million.

Income taxes

We were not subject to income taxes in any jurisdiction during the periods presented.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its operating subsidiaries to pay its expenses, its outstanding borrowings under the Credit Agreement and dividends to its shareholders. There are restrictions imposed by the BMA on the payment of dividends to the Company from its operating subsidiaries as described in Note 9 of the Notes to Consolidated Financial Statements.

As of September 30, 2014, we held $11.4 million of cash and cash equivalents of which: (i) $10.6 million was pledged to trust accounts established for the benefit of Blue Water Re (in support of the BW Retrocessional Contract) and third parties; and (ii) $0.8 million represented unencumbered cash on hand.

On July 25, 2014, the Company borrowed $4.0 million under the Credit Agreement.  That borrowing must be repaid no later than January 26, 2015, and is subject to an annual interest rate of 1.33%. See Note 6 of the Notes to Consolidated Financial Statements.

On October 10, 2014, the Company borrowed a further $4.0 million under the Credit Agreement in order to pay its third quarter 2014 dividend and is projected fourth quarter 2014 expenses.  That borrowing must be repaid no later than April 10, 2015, and is subject to an annual interest rate of 1.32%.

The Company intends to repay its borrowings under the Credit Agreement with funds it expects to receive from Blue Capital Re in early 2015, in the form of a dividend, upon the release of funds currently held as collateral by Blue Water Re.

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

Subject to the discretion of the Board, we intend to distribute a minimum of 90% of our Distributable Income in the form of cash dividends to holders of Common Shares and RSUs. We intend to make regular quarterly dividend payments for each of the first three fiscal quarters of each fiscal year, followed by a fourth “special” dividend after the end of our fiscal year to meet our dividend payout target for each fiscal year.  Any future determination to pay dividends will remain at the discretion of the Board and will be dependent upon many factors, including: (i) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of our expenses) and capital requirements; (ii) general business conditions, (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; and (v) any other factors that the Board deems relevant. We currently expect that our dividends will be subject to customary dividend tax treatment in the U.S., but if our total dividends paid during any given year exceed our current and accumulated earnings and profits as of the end of such year (determined under U.S. tax principles), a portion of our dividends paid in that year will be treated: (i) first, as a nontaxable return of capital, to the extent of a shareholder’s tax basis in Common Shares (on a dollar-for-dollar basis); and (ii) subsequently, as capital gain.

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

Capital Resources

Our total shareholders’ equity (or total capital) was $175.9 million and $173.3 million at September 30, 2014 and December 31, 2013, respectively.  The increase in our total capital during the nine month period ended September 30, 2014 was the result of recording net income of $10.5 million and declaring $7.9 million in dividends to holders of Common Shares and RSUs.

We do not consider our short-term borrowings outstanding under the Credit Agreement to be a component of our capital structure.

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

The issuance of any new debt, equity or hybrid financial instruments might contain terms and conditions that are unfavorable to our shareholders. Any new issuances of equity or hybrid securities could include the issuance of securities with rights, preferences and privileges that are senior or otherwise superior to those of Common Shares and could be dilutive to our existing shareholders. Any new debt securities may contain terms that materially restrict our operations, including our ability to distribute cash to our shareholders.  In addition, if we cannot obtain adequate capital on favorable terms, or at all, our business could be adversely affected.

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

As of September 30, 2014, our total shareholders’ equity was $175.9 million.  Assuming that our average total shareholders’ equity remains at this level in future periods, we would expect to pay the Investment Manager a Management Fee of approximately $2.6 million per year pursuant to this agreement.

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

As of September 30, 2014, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Managers a one-time termination fee of approximately $8.8 million.

Off-Balance Sheet Arrangements

As of September 30, 2014, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

We experienced a net decrease in our cash and cash equivalents of $162.4 million during the nine month period ended September 30, 2014.

During the nine month period ended September 30, 2014, our transfers of cash and cash equivalents into trusts established by Blue Water Re in support of our reinsurance obligations and payments and prepayments of general and administrative expenses exceeded our premium collections by $161.1 million. We also paid $5.3 million in dividends to holders of Common Shares and RSUs and raised $4.0 million pursuant to borrowings under the Credit Agreement during the period.

During the nine month period ended September 30, 2013, Montpelier purchased $1.0 million of Common Shares.

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

Loss and LAE Reserves

As of September 30, 2014 our best estimate for gross and net unpaid loss and LAE reserves was $6.5 million, with IBNR representing approximately 60% of such reserves.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of claims within much of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.

Further information regarding our loss and LAE reserve estimates is included in the section entitled “Summary of Critical Accounting Estimates”  in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in the 2013 Form 10-K, as filed with the SEC.

Written and Earned Reinsurance Premiums

During the three and nine month periods ended September 30, 2014, we wrote $6.5 million and $39.0 million in reinsurance premiums, respectively, and earned reinsurance premiums of $11.4 million and $32.7 million, respectively.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Refer to the 2013 Form 10-K, as filed with the SEC, and in particular Item 7A - “Quantitative and Qualitative Disclosures About Market Risk.”  As of September 30, 2014, there were no material changes to our market risks as described in the 2013 Form 10-K.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2014.  Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three month period ended September 30, 2014, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

We had no unresolved legal proceedings at September 30, 2014.

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

As of September 30, 2014, we had deployed all of our available capital in indemnity reinsurance contracts and related instruments.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

	By:	/s/ MICHAEL S. PAQUETTE

	Name:	Michael S. Paquette
	Title:	Chief Financial Officer
(Principal Financial Officer)

November 10, 2014