Form 10-K
period 2014-12-31
Blue Capital Reinsurance Holdings Ltd.
filed 2015-03-11
CIK 1582086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the outstanding Common Shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the New York Stock Exchange closing price as of June 30, 2014 for Common Shares) was $120,931,937.

As of March 6, 2015, 8,750,000 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Blue Capital Reinsurance Holdings Ltd.’s Annual General Meeting of Shareholders, to be held May 13, 2015, is incorporated by reference in Part III of this Report on Form 10-K to the extent described therein.

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

Important events and uncertainties that could cause our results or future dividends on, or repurchases of, Common Shares to change include, but are not limited to:

•                                        the fact that we have limited operating history;

•                                        the possibility of severe or unanticipated losses from natural and man-made catastrophes, including those that may result from changes in climate conditions, including global temperatures and expected sea levels;

•                                        the effectiveness of our loss limitation methods;

•                                        our dependence on our Chief Executive Officer (the “CEO”), our Chief Financial Officer (the “CFO”) and our service providers;

•                                        our ability to effectively execute our business plan and any new ventures that we may enter into;

•                                        continued acceptance of our business strategy, security and financial condition by regulators, brokers and insureds;

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

•                                        the availability of opportunities to increase writings within our property and catastrophe lines of business and our ability to capitalize on those opportunities;

•                                        the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques;

•                                        the accuracy of those estimates and judgments used in the preparation of our financial statements, including those related to revenue recognition, reserves for loss and loss adjustment expenses (“LAE”), reinsurance recoverables, asset valuations, contingencies and litigation which, for a newer reinsurance company like us, are even more difficult to make than those made by a mature company because of our limited operating history;

•                                        the inherent uncertainties in establishing loss and LAE reserves and unanticipated adjustments to premium estimates;

•                                        changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•                                        general economic and market conditions, including inflation, volatility in the credit and capital markets and conditions specific to the insurance and reinsurance markets in which we operate;

•                                        changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business;

•                                        statutory or regulatory developments, including those involving tax policy, reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies or Bermuda-based insurers or reinsurers;

•                                        potential treatment of us as an investment company or a passive foreign investment company for purposes of U.S. securities laws or U.S. federal taxation, respectively;

•                                        the amount and timing of reinsurance recoveries;

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

•                                        our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and

•                                        changes in accounting principles or the application of such principles by regulators.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Unless the context suggests otherwise, references in this Report on Form 10-K to the “Company” refer to Blue Capital Reinsurance Holdings Ltd., and references to “we,” “us,” “our” or “Blue Capital” refer to Blue Capital Reinsurance Holdings Ltd. and its consolidated subsidiaries. References to “Blue Capital Re” refer to Blue Capital Re Ltd., the Company’s wholly-owned reinsurance company, and references to “Blue Capital Re ILS” refer to Blue Capital Re ILS Ltd., Blue Capital Re’s wholly-owned subsidiary. References to “Montpelier” refer to Montpelier Re Holdings Ltd., a leading global provider of property catastrophe and short-tail reinsurance solutions that made a concurrent private investment (the “Private Placement”), through its wholly-owned subsidiary, Montpelier Reinsurance Ltd. (“Montpelier Re”), in our Common Shares upon the completion of our initial public offering (the “IPO”). Montpelier Re is registered as a Bermuda Class 4 insurer to provide insurance and reinsurance on a rated basis.  References to “Blue Water Re” refer to Blue Water Re Ltd., a wholly-owned subsidiary of Montpelier. Blue Water Re is registered as a Bermuda special purpose insurance and reinsurance vehicle and provides collateralized property catastrophe reinsurance coverage and related products.  References to the “Manager” refer to Blue Capital Management Ltd. (“BCML”), a wholly-owned subsidiary of Montpelier. On December 15, 2014, Blue Capital Insurance Managers Ltd., the Company’s former reinsurance manager and a former wholly-owned subsidiary of Montpelier, was merged into BCML.

References in this Report on Form 10-K to “GAAP,” refer to accounting principles generally accepted in the U.S.

Item 1.         Business

OVERVIEW

The Company

We are a Bermuda exempted limited liability company that, through our subsidiaries, provides collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. We were incorporated under the laws of Bermuda on June 24, 2013 and we commenced operations on November 12, 2013. Our headquarters and principal executive offices are located at 94 Pitts Bay Road, Pembroke, Bermuda HM 08, and our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton, Bermuda HM 12.

On November 5, 2013, our registration statement on Form S-1 was declared effective, pursuant to which we sold 6,250,000 Common Shares to the public at a price of $20.00 per share. Concurrent with the IPO, we completed the Private Placement with Montpelier Re pursuant to which we sold an additional 2,500,000 Common Shares (or 28.6% of our Common Shares outstanding) at a price of $20.00 per share.  Our total gross proceeds from the IPO and the Private Placement were $175.0 million, and our total net proceeds (expressed after our net expenses associated with the IPO) were $174.0 million.  Our Common Shares began trading on the New York Stock Exchange on November 6, 2013 under the symbol “BCRH” and were subsequently listed on the Bermuda Stock Exchange under the symbol “BCRH.BH.”

At December 31, 2014 and 2013, the Company had $201.3 million and $175.5 million of consolidated total assets, respectively, and total shareholders’ equity of $180.5 million and $173.3 million, respectively.

Our business strategy is to build and maintain a diversified portfolio of reinsurance risks that will generate underwriting profits, which we intend principally to distribute to our shareholders through the payment of dividends, with returns commensurate with the amount of risk assumed.  We seek to provide our shareholders with the opportunity to own an alternative asset class whose returns we believe have historically been largely uncorrelated to those of other asset classes, such as global equities and bonds. Subject to the discretion of our board of directors (the “Board”), we intend to distribute a minimum of 90% of our annual Distributable Income in the form of cash dividends to holders of our Common Shares. “Distributable Income,” a non-GAAP measure, means our GAAP net income plus (minus) non-cash expenses (revenues) recorded in our net income for the period. Subject to the discretion of the Board, we intend to make regular quarterly dividend payments for each of the first three quarters of each year, followed by a fourth “special” dividend after the end of the year to meet our dividend payout target for each calendar year.  See “Executive Overview” contained in Item 7 herein.

We operate as a single business segment through our wholly-owned subsidiaries: (i) Blue Capital Re, a Bermuda exempted limited liability company registered as a Class 3A insurer in Bermuda, which provides collateralized reinsurance; and (ii) Blue Capital Re ILS, a Bermuda exempted limited liability company which conducts hedging and other investment activities, including entering into industry loss warranties and purchasing catastrophe bonds, in support of Blue Capital Re’s operations.

Subsidiaries of Montpelier manage our reinsurance underwriting decisions and provide us with the services of our CEO and our CFO. Through this relationship, we leverage Montpelier’s reinsurance underwriting expertise and infrastructure to conduct our business.

As of December 31, 2014 and 2013, Montpelier owned 33.3% and 28.6% of the Company’s outstanding Common Shares, respectively.  Montpelier increased its ownership in us during 2014 through a series of open-market purchases of our Common Shares.

The completion of the IPO and the Private Placement was specifically targeted for the fourth quarter of 2013 so that the majority of the net proceeds raised could be deployed at January 1, 2014, a key property and catastrophe renewal period.

As of December 31, 2013, we had only deployed $8.5 million of the capital we raised from the IPO and the Private Placement. The remainder of our available capital was initially deployed throughout 2014, with more than 80% of such capital being deployed at January 1, 2014.

The Property Reinsurance Market

Property insurance companies write insurance policies in exchange for premiums paid by the policyholder. An insurance policy is a contract between the insurance company and the policyholder whereby the insurance company agrees to pay for losses suffered by the policyholder that are covered under that contract. Property insurance typically covers the financial consequences of accidental losses to the policyholder’s property due to natural and man-made catastrophes, subject to deductibles and other policy limitations. Casualty insurance mainly protects a person or a business against legal liability for losses caused by injury to other people or the property of others. Many insurance policies will cover both property and casualty risks. However, given the difference in nature between property and casualty risks, the reinsurance markets for these types of risks tend to be separate and distinct. Our reinsurance activities focus on property risks.

Property reinsurance companies assume, from both insurance companies (known as “ceding companies” or “cedants”) and other reinsurance companies (known as “retrocedants”), as well as other property insurance capital providers, such as government or state-sponsored catastrophe funds, all or a portion of the property insurance or reinsurance risks that the ceding company or retrocedant has underwritten under one or more insurance or reinsurance policies. In return, the reinsurer receives a premium for the risks assumed from the ceding company or retrocedant. When reinsurance companies purchase reinsurance to cover their own risks assumed from ceding companies, this is known as “retrocessional reinsurance.” Reinsurance or retrocessional reinsurance can benefit a ceding company or retrocedant, as applicable, in various ways, such as by reducing exposure to individual risks and by providing catastrophe protection from larger or multiple losses. Ceding companies and retrocedants can use reinsurance or retrocessional reinsurance to manage their overall risk profile or to create additional underwriting capacity, allowing them to accept larger risks or to write more business than would otherwise be possible, absent an increase in their capital or surplus.

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

Property catastrophe reinsurance contracts are typically written on an excess-of-loss basis, which provides coverage to the ceding company when aggregate losses and LAE from a single occurrence for a covered peril exceed an amount that is specified in a particular contract. Under these contracts, protection is provided to an insurer for all or a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. The coverage provided under excess-of-loss reinsurance contracts may be on a worldwide basis or may be limited in scope to specific regions or geographical areas.

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

Insurance and reinsurance companies derive substantially all of their revenues from net earned premiums, net investment income and net gains and losses from investment securities. Premiums represent amounts received from policyholders and ceding companies, and net earned premiums represent the portion of net premiums (gross premiums less reinsurance purchased from third-parties) which are recognized as revenue over the period of time that coverage is provided (e.g., ratably over the life of the policy). In insurance and reinsurance operations, “float” arises when premiums are received before losses and other expenses are paid, an interval that sometimes extends over many years. During that time, the insurer invests the premiums, earns investment income and may generate investment gains and losses. We do not derive significant revenue from investing our available cash and cash equivalents. Because the risks we underwrite are fully-collateralized, most of our capital is held by us, or by our cedants, in restricted trust accounts as cash and cash equivalent collateral, and our capital that is not deployed will generally be held in the form of cash and cash equivalents until it is deployed.

Our Competitive Strengths

We believe we have the following competitive strengths:

•                            Access to a Leading Global Reinsurance Provider with an Extensive Infrastructure.  We benefit substantially from the Manager’s relationship with Montpelier by accessing and leveraging Montpelier’s management talent, proprietary reinsurance modeling tools, underwriting expertise, proprietary risk management systems and longstanding broker/client relationships. The Manager’s affiliation with Montpelier enables us to deploy our capital to build a diversified portfolio of reinsurance risks with an attractive risk-adjusted return potential for our shareholders. We also benefit from Montpelier’s scale, experience and reputation in pricing reinsurance contracts and achieving key policy terms and conditions, which we believe is a competitive advantage relative to other independent or small reinsurance platforms. We further benefit from Montpelier’s existing middle- and back-office support infrastructure.

•                            Differentiated Approach to Reinsurance Risk Selection. The Manager performs our risk selection process, subject to the oversight of the Board, and primarily targets counterparties who can supply us with the full spectrum of information associated with each exposure. Our risk selection process includes using the Manager’s specific knowledge of the ceding insurer and underlying risks, including detailed portfolio data, such as home type, location, building code and date of construction. Additionally, the Manager analyzes the historical loss performance of the ceding insurer, its market position, its management’s capabilities and its claims mitigation history. The Manager generally acts as a “quoting market” participant, which means that it provides an initial quote to the broker rather than responding to quotes provided by the broker. We believe that this allows the Manager to be more selective in choosing the reinsurance contracts it selects for us and enhances its relationship with brokers. We benefit from the Manager’s use of Montpelier’s analytics, risk management and actuarial team, which enables the Manager to analyze the granular data collected using proprietary analytical systems on our behalf in order to determine the appropriate pricing for the risks assumed. The Manager uses Montpelier’s proprietary catastrophe pricing and risk management system (which it refers to as “CATM®”), various third-party models and its underwriting judgment in order to achieve the highest available price per unit of risk assumed. The Manager also seeks to exploit pricing inefficiencies that may exist in the market from time to time.

•                            Access to Reinsurance Products Not Generally Available to Collateralized Reinsurers. In addition to offering collateralized reinsurance directly to third-party insurance and reinsurance companies, we further benefit from leveraging our relationship with Montpelier in order to gain access to a broader range of reinsurance business than we believe is typically available to most collateralized reinsurers. Through a retrocessional contract (the “BW Retrocessional Agreement”), between Blue Capital Re and Blue Water Re, Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with Blue Capital Re’s underwriting guidelines. Pursuant to the BW Retrocessional Agreement, we participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Montpelier Re or other third-party reinsurers, which provide us with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Montpelier Re or other well capitalized third-party rated reinsurers, which allow us to transact business with counterparties who prefer to enter into contracts with rated reinsurers.  These arrangements enhance the depth of opportunities available to us, increase the diversification of our portfolio and provide enhanced risk-adjusted returns compared to most other collateralized reinsurers.

•                            Experienced Management Team.  Our CEO and CFO, as well as Montpelier’s senior managers responsible for the day-to-day oversight of the Manager, have significant experience in the reinsurance industry, including the supervision of both traditional reinsurance markets and insurance-linked securities. We also benefit from the significant experience of the Manager’s Investment and Underwriting Committees.

•                            Alignment of Interests Between Our Shareholders and Montpelier. Montpelier currently owns 33.3% of  our outstanding Common Shares. We believe that Montpelier’s significant investment in us and our relationship with the Manager aligns Montpelier’s interests with those of our shareholders and incentivizes Montpelier to maximize returns, while managing risks, for our shareholders.

Our Strategy

Our business strategy is to build and maintain a diversified portfolio of reinsurance risks that will generate underwriting profits, which we intend principally to distribute to our shareholders through the payment of dividends, with returns commensurate with the amount of risk assumed. We implement our strategy through our subsidiaries Blue Capital Re and Blue Capital Re ILS. Blue Capital Re provides collateralized reinsurance and enters into industry loss warranties in the form of insurance contracts. Blue Capital Re ILS conducts hedging and other investment activities, including investing in insurance-linked securities, in support of Blue Capital Re’s operations.

We aim to maintain a balanced portfolio of predominantly, but not exclusively, natural and man-made catastrophe risks, diversified by peril, geography and attachment point. The Manager selects risks on our behalf, primarily from the global property catastrophe reinsurance market. Our strategy is to build and maintain a flexible and diversified portfolio of reinsurance risk exposures by pursuing a broad range of reinsurance opportunities. We believe that allocations to traditional reinsurance contracts, either fronted or collateralized by trust account or letter of credit, industry loss warranties, catastrophe bonds and other insurance-linked securities enhance our overall risk diversification and offer attractive relative value at different points in time, depending on market conditions. The Manager uses Montpelier’s sophisticated risk management techniques to monitor correlation risk, and it seeks to enhance our underwriting returns through careful risk selection using advanced capital allocation methodologies. We also actively seek to write more business in classes that we consider to be favorably priced based on the risk-adjusted return potential and to avoid those classes that we consider to be comparatively unfavorably priced, such as those suffering from intense price competition or poor fundamentals. We believe a balanced portfolio of risks reduces the volatility of returns and optimizes value for our shareholders. From time to time, however, we may choose to be overweight in certain classes, products or geographies based on market opportunities.

Third-Party Reinsurance, Direct with Cedant or via a Fronting Arrangement

Blue Capital Re provides reinsurance to third-party insurance and reinsurance companies through reinsurance contracts, either directly with the cedant or on a fronted basis. Blue Capital Re’s exposure under these reinsurance contracts is calculated on an ultimate net loss basis, ultimate net loss meaning the actual loss or losses paid out by the cedant or retrocedant and for which the cedant or retrocedant has become liable in respect of insurance policies entered into by the cedant as an insurer or reinsurer. Generally, cedants decide to cede business to a reinsurer based on the strength of a reinsurer’s financial strength rating or, if it is unrated, on the demonstrated ability of a reinsurer to cover claims. Blue Capital Re fully collateralizes its reinsurance obligations and has no current intention to obtain a financial strength rating. The collateral is held in trust for the term of the related contract (or, in the event of a covered loss, the resolution of any claims under the contract).

As an alternative to the collateralized markets, Blue Capital Re also participates in fronting arrangements, either through the BW Retrocessional Agreement or directly with other well capitalized third-party rated reinsurers that satisfy the Manager’s detailed credit review.  Under a typical fronting arrangement, a rated insurer issues an insurance policy on behalf of an unrated, often cash-collateralized, reinsurer without the intention of retaining any of the risk. The economic risk remains with the unrated reinsurer via an indemnity/reinsurance agreement but the contractual and credit risk is assumed by the fronting company since it is required to honor obligations under the policy if the unrated reinsurer fails to indemnify the fronting company.

The reason for these fronting arrangements is that, just as some counterparties may prefer fully-collateralized reinsurance, other counterparties may prefer to enter into reinsurance contracts with a rated reinsurer. Alternatively, there may be situations in which the structure of the reinsurance contract would otherwise render direct collateralization uneconomic (for example, if the contract provided for reinstatable limits, which are described below). By entering into a fronting arrangement, Blue Capital Re is able to participate in reinsurance opportunities that would not otherwise be available to us, although Blue Capital Re is still required to provide collateral to the fronting reinsurer.

Under typical fronting agreements, all of the reinsurance risks are retroceded to the reinsurer who, in turn, provides the fronting reinsurer with collateral in an amount equal to or greater than the contractual limit less the premium receivable plus any origination fees owed.  A fronting fee, which is a percentage of net premiums written, is deducted from premiums paid to the reinsurer.

Other fronting agreements may include a second (or reinstated) contractual limit of coverage following a covered loss event in return for an additional premium.  Under these agreements, Blue Capital Re is required to fully collateralize both the original limit and the reinstated limit. Reinstatement generally occurs under two circumstances: (i) automatically and with no additional premium other than the original premium; or (ii) automatically with an additional premium that is agreed upon when the policy is written. Blue Capital Re may enter into some arrangements whereby the reinstatement premium paid is apportioned on a pre-agreed basis between Blue Capital Re and the fronting reinsurer. This arrangement gives Blue Capital Re access to the reinstatement reinsurance market, a market in which rated reinsurer’s often participate but one in which unrated reinsurers, such as Blue Capital Re, would otherwise have limited access to.

Blue Water Re Retrocessional Agreements

Blue Capital Re also provides facultative retrocessional reinsurance to Blue Water Re pursuant to the BW Retrocessional Agreement. The terms of this agreement mirror those of the original insurance policies. See “Conflicts of Interest” for information about the affiliation between Montpelier and us.

Blue Water Re is Montpelier’s market-facing collateralized reinsurer, and it focuses on providing reinsurance protection to primary insurance companies globally.  Blue Water Re underwrites and enters into collateralized reinsurance contracts with Montpelier Re and other third-party insurance companies, which transfer all or a portion of the risks and the premiums under these third-party insurance companies’ contracts to Blue Water Re.  All or a portion of these risks and premiums are then allocated to Blue Capital Re by way of the BW Retrocessional Agreement. Under this agreement, Blue Capital Re accepts risks from Blue Water Re in exchange for the corresponding premiums relating to the accepted risks.

Quota Share Retrocessional Agreements with Montpelier Re or Other Third-Party Reinsurers

Blue Capital Re also participates in quota share retrocessional reinsurance agreements with Montpelier Re pursuant to the BW Retrocessional Agreement, or directly with other sophisticated reinsurance or insurance companies (those with either a minimum A.M. Best financial strength rating of “A-” (Excellent) or better (or an equivalent rating with another recognized rating agency)), or insurers and reinsurers that are not rated or do not fall within this threshold on a case-by-case basis if collateralized up to policy limits, net of any premiums owed.  These agreements allow Blue Capital Re to participate in an agreed percentage of the risks and premiums of certain reinsurance contracts up to a certain amount on a proportional basis. In exchange, the ceding reinsurer charges Blue Capital Re a commission override, which is a percentage of the premiums on these contracts, to compensate it for sourcing the business and retaining the tail risk (meaning the length of time between receiving premiums and paying claims) of these reinsurance contracts. The ceding reinsurer is also reimbursed for acquisition costs, including brokerage and federal excise taxes, and may receive a profit commission in the event of favorable loss experience. These arrangements are negotiated on a case-by-case basis, allowing Blue Capital Re to partake either in a portion or the entirety of the reinsurer’s portfolio or only in certain classes of reinsurance, as determined by the Manager, subject to our underwriting guidelines and the oversight of the Board.

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

Blue Capital Re ILS may purchase catastrophe bonds to access certain risks. A catastrophe bond provides reinsurance protection in the event of a catastrophic event. The issuer pays the bondholder interest and repays the principal at maturity, but if a specified trigger condition, such as indemnity, industry or parametric index or modeled loss, are met, then the issuer is no longer required to pay interest or repay some or all of the principal.  Blue Capital Re ILS may choose to buy, sell or, given sufficient scale to do so, issue catastrophe bonds.

Other

While our current focus is to provide reinsurance against natural property catastrophe risks, our strategy may evolve to the extent that man-made or other non-property catastrophe reinsurance risks (e.g., terrorism reinsurance, workers compensation catastrophe reinsurance) offer more attractive expected risk-adjusted returns or diversification benefits. Blue Capital Re ILS’s portfolio may include over-the-counter or exchange-traded futures or options listed on catastrophe indexes, such as catastrophe or weather derivatives.

Financing, Hedging and Other Investment Activities

We may incur debt, through our existing 364-day unsecured credit agreement (the “Credit Agreement”) or otherwise, in order to, among other things: provide working capital; write new business; enter into other reinsurance opportunities; manage our capital requirements; purchase our Common Shares; respond to, or comply with, changes in capital requirements, if any, that the Bermuda Monetary Authority (the “BMA”) or other regulatory bodies use to evaluate us; acquire new businesses; or invest in existing businesses. In the event that we borrow for any of these purposes or other purposes, we intend to limit our aggregate borrowing to an amount no greater than 50% of our shareholders’ equity at the time of the borrowing. However, subject to the approval of the Board, we may borrow an amount in excess of 50% of our shareholders’ equity at the time of the borrowing.

We may, from time to time, for the purposes of portfolio optimization or to hedge certain risks in the portfolio, enter into retrocessional contracts, invest in insurance-linked securities, enter into derivative contracts or issue catastrophe bonds. All hedging contracts and investments that we enter into are governed by our underwriting guidelines and are approved by the Manager’s Investment and/or Underwriting Committee.

Our Underwriting Guidelines

The Manager has broad discretion to execute our underwriting strategy, subject to our underwriting guidelines and the oversight of the Board.

Our underwriting guidelines apply in respect of any new underwriting decision at the time of such decision, using the information available to the Manager at that time. This includes information on the existing portfolio contract limits and modeled loss exposures by zone, as well as estimations of the potential impact on portfolio limits and modeled loss exposures from unquantified external factors. These factors include industry loss events that have the potential to cause loss to our portfolio and changes in methodology for calculating modeled losses. Based on the information available to the Manager at the time, if a new opportunity being considered would cause a restriction to be breached, or if a restriction relevant to that new opportunity is already in breach, then that new opportunity will not be allocated to us. The existence of restriction breaches does not preclude us from entering into any new opportunity; it only restricts us from entering into new opportunities that would result in a new breach or exacerbate existing breaches of restrictions.

Our underwriting guidelines are summarized below, but the Board may change our underwriting guidelines or our strategy at any time without a vote or approval of our shareholders.

Class of Reinsurance

Our underwriting guidelines establish maximum and minimum thresholds for the amount of each class of reinsurance, as follows (each expressed as a percentage of our shareholders’ equity):

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

We typically deploy at least 50% of our portfolio in indemnity reinsurance, indemnity retrocession and quota share retrocessional agreements. Taking into account our underwriting guidelines and the targeted allocation described above, we expect that our portfolio will be allocated 50% to 100% to traditional reinsurance and 0% to 50% to industry loss warranties, catastrophe bonds and non-property catastrophe risks.

Geographic Diversity

We pursue a geographically diversified reinsurance strategy with an emphasis on the 20 individual zones set out below such that our projected net exposure from any one catastrophe loss event in any individual zone does not exceed 50% of our shareholders’ equity.

North America	Europe	Rest of World

• U.S. Northeast • U.S. Mid-Atlantic • U.S. Florida • U.S. Gulf • U.S. New Madrid • U.S. Midwest • U.S. California • U.S. Hawaii • Eastern Canada • Western Canada	• Western Central Europe (France, Germany, Switzerland and Austria) • Eastern Europe • Southern Europe • Northern Europe, Benelux and Scandinavia • United Kingdom (the “U.K.”) and Ireland	• Australia • New Zealand • Japan • South America • Middle East

Examples of individual zones include: U.S. Florida Windstorm (1st event), U.S. Florida Windstorm (2nd event), U.K. and Ireland Windstorm (1st event), U.K. and Ireland Windstorm (2nd event), U.S. California Earthquake (1st event), Japan Earthquake (1st event) and U.S. Midwest Aggregate.

Other Limitations

The projected net impact from any one catastrophe loss event at the 1 in 100 year return period for any one zone will not exceed 35% of our shareholders’ equity. A 100 year return period can also be referred to as the 1.0% occurrence exceedance probability, meaning there is a 1.0% chance in any given year that this level will be exceeded.  The projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone will not exceed 35% of our shareholders’ equity. A 250 year return period can also be referred to as the 0.4% occurrence exceedance probability, meaning there is a 0.4% chance in any given year that this level will be exceeded. For these risks, the projected net impact will be determined by the Manager using various systems, including Montpelier’s proprietary systems and data.

We may also: (i) purchase retrocessional protection to mitigate the impact of large catastrophe events on our portfolio or to optimize the expected return of our portfolio; and (ii) enter into foreign exchange derivative contracts to hedge our exposure to non-U.S. dollar currencies.

Our Reinsurance Risk Selection and Underwriting Process

We employ a granular approach to risk selection and portfolio construction. We target reinsurance counterparties through which we can access the full spectrum of information associated with each reinsurance loss exposure. In a majority of the reinsurance transactions that we enter into, we are a “quoting reinsurer,” meaning that we provide an initial quote to the broker rather than responding to quotes provided by the broker. By contrast, we believe some other reinsurance providers act as price followers and only access exposure at an industry loss level and, accordingly, cannot evaluate specific information related to individual elements of underlying risk or control the underwriting process. We believe this holistic approach enables us to build and maintain a portfolio of reinsurance contracts with attractive risk-adjusted returns.

The schematic that follows illustrates our underwriting process. The process entails a detailed underwriting due diligence process, analyzing the impact of any new instrument on the overall portfolio composition based on our proprietary catastrophe pricing and risk management systems. In certain cases, we may not accept an underwriting opportunity based on the initial pricing, but upon renegotiation of the pricing, we may accept this underwriting opportunity.

The Manager, on our behalf and subject to the oversight of the Board, employs selective underwriting criteria in the contracts it chooses to underwrite and spends a significant amount of time with our cedants and brokers to understand the risks and appropriately structure the contracts. As part of our pricing and underwriting process, the Manager assesses, among other factors:

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

Our Structure

We conduct our business through our wholly-owned subsidiaries Blue Capital Re and Blue Capital Re ILS.

We conduct our reinsurance business through Blue Capital Re.  As a result of the approvals received from the BMA and the terms of our approved business plan, Blue Capital Re may only enter into reinsurance contracts that are fully-collateralized at 100% of the aggregate limit at the inception of each reinsurance contract. Blue Capital Re is therefore subject to less stringent regulatory oversight than Class 4 insurers and modest capital and surplus requirements. Blue Capital Re is not a rated entity, and we do not intend to obtain financial strength ratings for Blue Capital Re from any rating agencies. In the future, we may choose not to write insurance solely on a fully-collateralized basis, in which case we may obtain financial strength ratings for Blue Capital Re and will make the relevant applications to the BMA either to: (i) change our business plan; (ii) register Blue Capital Re as another class of reinsurer (if necessary); or (iii) remove any waivers that have been granted on the basis of writing fully-collateralized reinsurance contacts.

We conduct certain hedging and other investment activities through Blue Capital Re ILS, including investing in insurance-linked securities.

The following chart summarizes our corporate structure.

The Manager

We rely on the Manager, a wholly-owned subsidiary of Montpelier, for services that are essential to the operation of our business. The Manager manages our assets and makes all of our underwriting and investment decisions, subject to our underwriting guidelines and the oversight of the Board.

The Manager also manages other accounts with areas of focus that overlap with our strategy, and expects to continue to do so in the future. The Manager is not restricted in any way from sponsoring or accepting business or capital from new clients, insurance or reinsurance companies, funds or other accounts, including businesses that are similar to, or that overlap with, our business. Therefore, the Manager’s time and attention may be divided between us and other businesses.

Investment Management Agreement

The Company has entered into an investment management agreement with the Manager (the “Investment Management Agreement”).  Pursuant to the terms of the Investment Management Agreement, the Manager has full discretionary authority, including the delegation of the provision of its services, to manage our assets, subject to our underwriting guidelines, the terms of the Investment Management Agreement and the oversight of the Board.

Underwriting and Insurance Management Agreement

The Company, Blue Capital Re and the Manager have entered into an underwriting and insurance management agreement (the “Underwriting and Insurance Management Agreement”). Pursuant to the Underwriting and Insurance Management Agreement, the Manager provides underwriting, risk management, claims management, ceded retrocession agreements management and actuarial and reinsurance accounting services to Blue Capital Re. The Manager has full discretionary authority to manage the underwriting decisions of Blue Capital Re, subject to our underwriting guidelines, the terms of the Underwriting and Insurance Management Agreement and the oversight of the Board and of the board of directors of Blue Capital Re.

Administrative Services Agreement

The Company has entered into an administrative services agreement (the “Administrative Services Agreement”) with the Manager.  Pursuant to the terms of the Administrative Services Agreement, the Manager provides us with support services, including the services of Mr. Pollett (our CEO) and Mr. Paquette (our CFO), as well as finance and accounting, internal audit, claims management, policy wording, modeling software licenses, office space, information technology, human resources and administrative support. The Manager has the right to sub-contract the provision of these services (other than the services of our CEO and CFO) to a third-party.

At the time of the IPO, Mr. Paquette agreed to serve as our interim CFO and we intended to hire a permanent CFO within 24 months of the IPO.  During the fourth quarter of 2014, the Board formally appointed Mr. Paquette as our CFO. No changes were made to the support services fees charged to us by the Manager under the Administrative Services Agreement as a result of Mr. Paquette’s formal appointment as our CFO.

Neither Mr. Pollett nor Mr. Paquette receives any compensation directly from us for their services.  Rather, Mr. Pollett’s services as CEO are deemed to be encompassed within the management fee we are charged by the Manager under the Investment Management Agreement and Mr. Paquette’s services as CFO are directly charged to us by the Manager under the Administrative Services Agreement.

The following table summarizes the fees payable to the Manager pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement and certain other terms of these agreements:

Summary Description

Management Fee

The Manager is entitled to a management fee (the “Management Fee”) of 1.5% of our average total shareholders’ equity per annum, calculated and payable in arrears in cash each quarter (or part thereof) that the Investment Management Agreement is in effect. For purposes of calculating the Management Fee, our total shareholders’ equity means: (1) the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the quarter of any such issuance), plus (2) our retained earnings as of the end of the most recently completed quarter (without taking into account any non-cash compensation expense incurred in current or prior periods), minus (3) any amount that we may have paid to repurchase our Common Shares on a cumulative basis since inception. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted shareholders’ equity as reported in our financial statements prepared in accordance with GAAP, other than unrealized gains and losses and other non-cash items relating to insurance-linked securities, and (y) one-time events pursuant to changes in GAAP after discussions between the Manager and our independent directors and approval by both a majority of our independent directors and the Manager for all such adjustments. As a result, our shareholders’ equity, for purposes of calculating the Management Fee, could be greater or less than the amount of shareholders’ equity shown on our financial statements.

Performance Fee

The Manager is entitled to a performance fee (the “Performance Fee”) calculated and payable in arrears in cash each quarter (or part thereof) that the Underwriting and Insurance Management Agreement is in effect in an amount, not less than zero, equal to the product of (1) 20% and (2) the difference between (A) our pre-tax, pre-Performance Fee Distributable Income for the then current quarter and (B) a hurdle amount calculated as the product of (i) the weighted average of the issue price per Common Share pursuant to each of our public or private offerings of Common Shares since our inception multiplied by the weighted average number of all Common Shares outstanding (including any restricted share units, any restricted Common Shares and other Common Shares underlying awards granted under our equity incentive plans), as further reduced by the amount, if any, by which our inception-to-date dividends to shareholders exceeds our inception-to-date GAAP net income, and (ii) 2% (equivalent to an 8% annualized hurdle rate); provided, however, that the foregoing Performance Fee is subject to a rolling three-year high water mark (except that for periods prior to the completion of the three-year period following the IPO, the high water mark calculation will be done over the inception-to-date period).

Term

We generally may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of the IPO, whether or not the Manager’s performance results are satisfactory. Each of these agreements renews automatically on the fifth anniversary of the completion of the IPO, and upon every third anniversary thereafter, unless terminated in accordance with its terms. During the term of these agreements, we may not enter into any other investment management, underwriting and insurance management or services agreement.

Termination Fee

Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), we will pay a one-time termination fee to the Manager equal to 5% of our GAAP shareholders’ equity, calculated as of the most recently completed quarter prior to the date of termination.

Expense Reimbursement

Under the terms of the Investment Management Agreement and the Underwriting and Insurance Management Agreement, we reimburse the Manager for various fees, expenses and other costs in connection with the services provided under the terms of these agreements. The only fees payable under the terms of the Administrative Services Agreement are to reimburse the Manager for various fees, expenses and other costs in connection with the services provided under the terms of that agreement, including the services of our CFO, modeling software licenses and finance, legal and administrative support.

Dividend Policy

The Company intends to distribute a minimum of 90% of its annual Distributable Income in the form of cash dividends in order to provide its shareholders with an attractive return on their investment.  The Company makes such distributions through regular quarterly dividend payments for each of the first three quarters of each year, followed by a fourth “special” dividend after the end of the year. See “Executive Overview” contained in Item 7 herein. Although the Company’s year-end net income (if any) will vary from year-to-year, the Company expects that in most years the sum of its regular quarterly dividend payments will be less than 90% of its annual Distributable Income. If this is the case, the Company intends to declare a special dividend in the following year to distribute an amount that, taken together with the prior year’s quarterly dividends, will be at least 90% of its Distributable Income for the prior calendar year. The declaration and payment of a special dividend, if any, may not occur until a significant period of time after the completion of the Company’s calendar year.

The declaration of quarterly and special dividends, if any, and, if declared, the amount of any such dividend, will be subject to the discretion of the Board and to the consideration of various additional risks and uncertainties, including those discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report on Form 10-K. Any future determination to pay dividends will remain at the discretion of the Board and will be dependent upon many factors, including: (i) the Company’s financial condition, liquidity, results of operations (including its ability to generate cash flow in excess of its expenses) and capital requirements; (ii) general business conditions; (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; and (v) any other factors that the Board deems relevant. The Company expects that its dividends will be subject to customary dividend tax treatment in the U.S., but if its total dividends paid during any given year exceed its current and accumulated earnings and profits as of the end of such year (determined under U.S. tax principles), a portion of its dividends paid in that year will be treated: (i) first, as a nontaxable return of capital, to the extent of a shareholder’s tax basis in Common Shares (on a dollar-for-dollar basis); and (ii) subsequently, as capital gain.

Pursuant to our Audit Committee Charter, a majority of the Board’s independent directors must approve any adjustments or exclusions to our net income used to calculate Distributable Income.

The Company has no substantial operations of its own and relies primarily on cash dividends or distributions from its subsidiaries to pay its operating expenses, its borrowings under the Credit Agreement and dividends to its shareholders. Furthermore, Blue Capital Re, the Company’s wholly-owned reinsurance subsidiary, is regulated as Class 3A insurer by the BMA, and its ability to pay dividends to the Company is limited under Bermuda law and regulations. See “Regulation and Capital Requirements” for more information.

In addition, under the Bermuda Companies Act of 1981, as amended (the “Companies Act”), none of the Company, Blue Capital Re or Blue Capital Re ILS is permitted to declare or pay a dividend, or make a distribution out of contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than its liabilities. See “Regulation and Capital Requirements” for more information.

The Company’s ability to pay dividends to its shareholders will depend upon its performance, which depends in turn upon the performance of its subsidiaries. We expect that dividends will be paid in cash to the extent that cash is available for distribution. However, the Company may not be able to generate sufficient cash to pay dividends to its shareholders. In addition, the Board may change the Company’s dividend policy in the future.

Subject to the provisions of the Companies Act, the Company expects to make distributions by way of dividends from its retained earnings or from its contributed surplus or otherwise in accordance with the Companies Act and its bye-laws to the extent that the Board considers this to be appropriate.

The Credit Agreement contains certain covenants that could prohibit or otherwise restrict the Company’s ability to pay dividends to its shareholders or its subsidiaries’ ability to pay dividends to their parent.  We may enter into additional contracts or financing arrangements that prohibit or otherwise restrict the Company’s ability or the ability of its subsidiaries to pay dividends in the future.

GROSS PREMIUMS WRITTEN

During the year ended December 31, 2014, we wrote $45.0 million of gross reinsurance premiums.  During the year ended December 31, 2013, we did not write any reinsurance premiums.

Gross Written Premiums By Broker

We market our reinsurance policies worldwide primarily through insurance and reinsurance brokers. The majority of our gross premiums written are sourced by the Manager through a limited number of brokers. The broker is not a party to the reinsurance contract.

We and the Manager seek to build long-term relationships with brokers by providing: (i) prompt and responsive service on underwriting submissions; (ii) innovative and customized insurance and reinsurance solutions to their clients; and (iii) timely payment of claims.  Brokers receive compensation, typically in the form of a commission, based on negotiated percentages of the premium they produce and the performance of other necessary services.  Brokerage costs constitute a significant portion of our insurance and reinsurance acquisition costs.

The following table sets forth a breakdown of our gross reinsurance premiums written by broker for the year ended December 31, 2014:

	Year Ended
($ in millions)	December 31, 2014
Aon Corporation	$15.3	34%
Marsh & McLennan Companies, Inc.	7.7	17
Willis Group Holdings Limited	7.6	17
All other brokers	14.1	31
Gross premiums written through brokers	44.7	99
Gross premiums not written through brokers	0.3	1
Total gross premiums written	$45.0	100%

As illustrated above, the majority of our gross premiums written are sourced through a limited number of brokers, with Aon Corporation, Marsh & McLennan Companies, Inc. and Willis Group Holdings Limited providing a total of 68% of our gross premiums written for the year ended December 31, 2014.  We are therefore highly dependent on these brokers and a loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.  See “Risk Factors” contained in Item 1A herein.

Gross Written Premiums By Geographic Area of Risks Insured

We seek to diversify our exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.

The following table sets forth a breakdown of our gross reinsurance premiums written by geographic area of risks insured for the year ended December 31, 2014:

	Year Ended
($ in millions)	December 31, 2014
Worldwide (1)	$30.5	68%
USA:
Nationwide	4.7	11
Florida	3.7	8
Gulf region	1.5	3
California	1.2	3
Mid-Atlantic region	1.0	2
Midwest region and other	1.0	2
Worldwide, excluding U.S. (2)	1.4	3
Total gross premiums written	$45.0	100%

(1)         “Worldwide” comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.

(2)         “Worldwide, excluding U.S.” comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

CONFLICTS OF INTEREST

There may be conflicts of interest that arise out of our relationship with Montpelier and the Manager. Our Chairman, our CEO and our CFO are also employees of Montpelier and the Manager is wholly-owned by Montpelier.  As a result, our officers, two of our directors (Mr. Christopher L. Harris and Mr. William Pollett) and the Manager may have conflicts between their duties to us and their duties to, and interests in, Montpelier or other parties.

As part of our business model and strategy, we rely on affiliates of Montpelier for access to certain segments of the reinsurance market. In particular, pursuant to the BW Retrocessional Agreement, we may participate in: (i) retrocessional, quota share or other agreements in which Montpelier or its affiliates have an interest; and (ii) fronting arrangements with Montpelier Re. Although these transactions may present conflicts of interest, we nonetheless continue to pursue and consummate these transactions.

Our business overlaps with portions of Montpelier’s business. The Manager, in addition to managing some of Montpelier’s accounts, manages other accounts that may compete with us, including other accounts affiliated with Montpelier. The Manager makes available to us opportunities to enter into reinsurance contracts and insurance-linked securities and makes investments that it determines are appropriate for us in accordance with its allocation policies and our underwriting guidelines. The Manager is not required to allocate any or all such opportunities to us. We expect that the Manager will primarily allocate any overlapping opportunities on a proportional basis among the various accounts that they manage.

Service Agreements with Montpelier

We rely on the Manager for services that are essential to the operation of our business. The Manager is a wholly-owned subsidiary of Montpelier. As of December 31, 2014 and 2013, Montpelier owned 33.3% and 28.6% of our outstanding Common Shares, respectively, and had two representatives, Messrs. Harris and Pollett, on our Board of five directors.

The Manager manages our assets and makes all of our underwriting and investment decisions, subject to our underwriting guidelines and the oversight of the Board.

The Manager is not restricted in any way from sponsoring or accepting business or capital from new clients, insurance companies, funds or other accounts, including businesses that are similar to, or that overlap with, our business. Therefore, the Manager’s time and attention may be divided between us and other businesses.

See “The Manager” for detailed information concerning each of our service agreements with Montpelier.

COMPETITION

We consider our primary competitors to include: Aeolus Capital Management, CatCo, Credit Suisse Asset Management, Leadenhall Capital, Lloyd’s of London, Nephila Capital Ltd., Pillar Capital, RenaissanceRe Holdings Ltd., Validus Holdings, Ltd. and any property catastrophe reinsurance sidecars or other similar vehicles managed or sponsored by them.  Many of our competitors are private companies, and therefore their financial results are not readily available.

We compete with a variety of operators, including: (i) major global reinsurance companies, many of which have extensive experience in reinsurance and have greater financial, marketing and management resources than we do; (ii) other Bermuda-based reinsurers that write reinsurance and that target the same markets and utilize similar business strategies as we do, many of which have more capital than we do; and (iii) capital markets participants such as investment banks and investment funds that access business in securitized form, including through the issuance of insurance-linked securities, or through special purpose vehicles, derivative transactions or other instruments.

Competition in the insurance and reinsurance industry has increased over the past several years and may increase further, either as a result of capital provided by new entrants or of the commitment of additional capital by existing insurers or reinsurers. In addition, alternative products, such as the collateralized reinsurance contracts that we and others write and the insurance-linked securities that we and others may invest in, may also provide increased capacity. Continued increases in the supply of property reinsurance may have adverse consequences for us and for the property catastrophe industry generally, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions.

REGULATION AND CAPITAL REQUIREMENTS

Bermuda Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), provides that no person may carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the BMA. In deciding whether to grant registration, the BMA has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to the insurer complying with the terms of its registration and such other conditions as the BMA may impose at any time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

The Insurance Act is currently proposed to be amended by the Insurance Amendment Act 2014 (the “Insurance Amendment Act”).  Once in force, the Insurance Amendment Act will make the following material amendments to the Insurance Act: (i) the BMA may take certain intervention actions where it appears that the business of an insurer is being conducted in such a manner that the insurer will be unable to meet its obligations to policyholders; (ii) includes an additional material change that would require an insurer to notify the BMA in writing, where an insurer effects the sale of an insurer; (iii) increases the time period from 14 days to 30 days following a notification of a material change by an insurer within which the BMA must either notify the insurer that it has no objection to the proposed material change or that the period has lapsed without the BMA having issued a notice of objection to such material change; (iv) extends the restriction that applies to a Class 3B and a Class 4 insurer to not in any financial year pay dividends which would exceed 25% of its total statutory capital and surplus without the consent of the BMA to include Class 3A insurers; and (v) provides that an insurer will be required to file a declaration of compliance signed by two directors together with its statutory financial statements declaring whether or not the insurer has: (A) complied with all requirements of the minimum criteria available to it; (B) complied with the minimum margin of solvency as of its financial year-end; (C) complied with applicable enhanced capital requirements as of its financial year end; and (D) where a license is issued by the BMA subject to limitations, restrictions or conditions it has observed such limitations, restrictions or conditions. Where the insurer has failed to comply with these requirements it shall, at the time it delivers the declaration of compliance, give the BMA details of such failure in writing.

The BMA utilizes a risk-based approach when it comes to licensing and supervising insurance and reinsurance companies.  As part of the BMA’s risk-based system, an assessment of the inherent risks within each particular class of insurer or reinsurer is used to determine the limitations and specific requirements that may be imposed.  Thereafter the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of audited financial statements, and, as appropriate, meeting with senior management during onsite visits.

Regulatory Framework

The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards, as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers.  The Insurance Act distinguishes between insurers and reinsurers carrying on long-term business, general business (being everything except life, annuity and certain types of accident and health insurance) and special purpose business. There are six general business classifications for insurers ranging from Class 1 (pure captives) to Class 4 (very large commercial underwriters).

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

The total annual net premiums from unrelated business written by Blue Capital Re may, in the future, exceed $50.0 million, the maximum amount of total net premiums currently permitted by a Class 3A insurer. However, Blue Capital Re has obtained a waiver from the BMA so that it may remain a Class 3A insurer at all times, even if it writes more than $50.0 million in total annual net premiums from unrelated business.

Principal Representative and Principal Office.  Every registered insurer or reinsurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda.  Blue Capital Re’s principal office is located at 94 Pitts Bay Road, Pembroke HM 08, Bermuda and its principal representative is the Manager, whose principal office is also located at 94 Pitts Bay Road, Pembroke HM 08, Bermuda.

Loss Reserve Specialist. Generally, a Class 3A insurer is required to submit annually an opinion of its approved loss reserve specialist with its financial statements and return in respect of its loss and LAE provisions. However, an insurer may file an application under the Insurance Act to waive the aforementioned requirements. In this instance, Blue Capital Re has obtained such a waiver from the BMA.

Cancellation of Insurer’s Registration. The BMA may revoke or suspend Blue Capital Re’s license in certain circumstances, including circumstances in which: (i) false, misleading or inaccurate information has been supplied to the BMA by Blue Capital Re or on its behalf; (ii) we have ceased to carry on business; (iii) Blue Capital Re has persistently failed to pay fees due under the Insurance Act; (iv) Blue Capital Re has failed to comply with a condition attached to its registration or with an applicable requirement under the Insurance Act; (v) we are convicted of an offense against a provision of the Insurance Act; (vi) Blue Capital Re has, in the opinion of the BMA, not been carrying on business in accordance with sound insurance principles; or (vii) any of the minimum criteria for registration under the Insurance Act is not or will not have been fulfilled. If the BMA were to suspend or revoke Blue Capital Re’s license, we could lose our exemption under the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”).

Annual Statutory Financial Statements and Return; Independent Approved Auditor. The Insurance Act generally requires all insurers to: (i) prepare annual statutory financial statements and returns; and (ii) appoint an independent auditor who will annually audit and report on such financial statements and returns. The independent auditor of the insurer must be approved by the BMA and may be the same person or firm that audits the insurer’s financial statements and reports for presentation to its shareholders.  If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor.

An insurer may file an application under the Insurance Act to have the requirement to file audited statutory financial statements annually with the BMA waived. In this instance, Blue Capital Re has obtained such a waiver from the BMA. However, beginning December 31, 2014, Blue Capital Re is required to prepare and file annual audited GAAP financial statements with the BMA.

Blue Capital Re’s independent auditor has been approved by the BMA.

Minimum Liquidity Ratio.  The Insurance Act provides a minimum liquidity ratio and requires Blue Capital Re to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and cash equivalents, investments, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding companies. Relevant liabilities include, but are not limited to, loss and LAE reserves, other liabilities, letters of credit and guarantees.

Minimum Solvency Margin. The Insurance Act provides that the value of the assets of an insurer must exceed the value of its liabilities by an amount greater than its prescribed minimum solvency margin.

The minimum solvency margin that must be maintained by a Class 3A insurer is the greatest of: (i) $1.0 million; (ii) 20% of net premiums written where such net premiums do not exceed $6.0 million and $1.2 million plus 15% of net premiums written where such net premiums exceed $6.0 million; (iii) 15% of net undiscounted aggregate loss and loss expense provisions and other insurance reserves; and (iv) 25% of that insurer’s enhanced capital requirement (“ECR”).

An insurer may file an application under the Insurance Act to waive the aforementioned requirements. In this instance, Blue Capital Re has obtained such a waiver from the BMA so that its minimum solvency margin shall remain at $1.0 million at all times, provided that: (i) Blue Capital Re only enters into contracts of reinsurance that are fully-collateralized; and (ii) each transaction represents no material deviation from the original business plan filed with BMA at the time of Blue Capital Re’s registration.

ECR and Bermuda Solvency Capital Requirements (“BSCR”). Class 3A insurers are required to maintain available capital and surplus at a level equal to or in excess of the applicable ECR, which is established by reference to either the BSCR - Small and Medium-Sized Entities model or an approved internal capital model. Furthermore, to enable the BMA to better assess the quality of the insurer’s capital resources, a Class 3A insurer is required to disclose the makeup of its capital in accordance with its 3-tiered capital system.

An insurer may file an application under the Insurance Act to have the aforementioned ECR requirements waived. In this instance, Blue Capital Re has obtained such a waiver from the BMA.

Restrictions on Dividends and Distributions.  In addition to the requirements under the Companies Act (as discussed below), the Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Blue Capital Re.

Blue Capital Re is prohibited from declaring or paying a dividend if it fails to meet its minimum solvency margin, ECR or minimum liquidity ratio, or if the declaration or payment of such dividend would cause such breach.  Additionally, annual distributions that would result in a reduction of Blue Capital Re’s prior year-end balance of statutory capital (defined as its statutory capital and surplus less its statutory earnings retained) by more than 15% also requires the approval of the BMA.

If Blue Capital Re were to fail to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.

The Companies Act also limits Blue Capital Re’s ability to pay dividends and make distributions to its shareholders. Blue Capital Re is not permitted to declare or pay a dividend, or make a distribution out of its contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due or if the realizable value of its assets would be less than its liabilities.

Reduction of Capital.   Blue Capital Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of Blue Capital Re’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital.

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

If it appears to the BMA that: (i) there is a risk of the insurer or designated insurer becoming insolvent; (ii) the insurer or designated insurer is in breach of the Insurance Act; (iii) any conditions imposed upon its registration, or the minimum criteria stipulated in the Insurance Act are not or have not been fulfilled in respect of a registered insurer; (iv) a person has become a Controller (which for this purpose means a managing director, chief executive or other person in accordance with whose directions or instructions the directors of the insurer are accustomed to act, including any person who holds 10% or more of the shares carrying rights to vote at any general meeting, or is entitled to exercise 10% or more of the voting shares or voting power or is otherwise able to exercise a significant influence over the management of the insurer) without providing the BMA with the appropriate notice or in contravention of a notice of objection; (v) the registered insurer is in breach of its enhanced capital requirement; or (vi) a designated insurer is in breach of any provision of the Insurance Act or the regulations or rules applicable to it, the BMA may issue such directions as appear desirable for safeguarding the interests of policyholders or potential policyholders of the insurer or the insurance group. The BMA may also direct the insurer or designated insurer: (i) not to effect further contracts of insurance business; (ii) not to vary any insurance contract when the direction is given if the effect would be to increase the insurer’s liabilities; (iii) not to make any investments of a specified class; (iv) to realize any existing investments of a specified class; (v) to maintain in, or transfer to the custody of, a specified bank assets of the insurer that are specified in the direction; (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments; (vii) to limit its premium income; (viii) to remove a Controller or officer; or (ix) to file a petition for the winding-up of the insurer.

The BMA may also make rules prescribing prudential standards with which the insurer must comply. Blue Capital Re may make an application to be exempted from such rules.

Winding-up. The BMA may present a petition for the winding-up of an insurer on the grounds that: (i) the insurer is unable to pay its debts within the meaning of sections 161 and 162 of the Companies Act; (ii) the insurer has failed to satisfy an obligation to which it is or was subject by virtue of the Insurance Act; or (iii) the insurer has failed to satisfy the obligation imposed upon it by section 15 of the Insurance Act as to the preparation of accounts or to produce or file financial statements in accordance with section 17 of the Insurance Act, and that the BMA is unable to ascertain the insurer’s financial position. In addition, if it appears to the BMA that it is expedient in the public interest that an insurer should be wound up, it may present a petition for it to be so wound up if a court thinks it just and equitable for it to be so wound up.

Disclosure of Information. In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to it. The BMA has also been given powers to assist foreign regulatory authorities with their investigations involving insurance and reinsurance companies in Bermuda, subject to certain restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation with the foreign regulatory authorities is in the public interest. The grounds for disclosure by the BMA to a foreign regulatory authority without consent of the insurer are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Bermuda Insurance Code. The BMA implemented the Insurance Code of Conduct (the “Bermuda Insurance Code”) on July 1, 2010, which was revised in December 2014. The deadline for compliance with the revised Bermuda Insurance Code is July 1, 2015. The Bermuda Insurance Code contains the duties, requirements and compliance standards to be adhered to by all insurers. The Bermuda Insurance Code stipulates that insurers are to develop and apply policies and procedures capable of assessment by the BMA. The board of directors of Blue Capital Re has the responsibility to ensure that Blue Capital Re is compliant with the Bermuda Insurance Code.

Group Supervision. The BMA may, in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. An insurance “group” is defined as a group of companies that conducts insurance business.

None of the Company, Blue Capital Re or Blue Capital Re ILS is currently subject to group supervision, but the BMA may exercise its authority to act as our group supervisor in the future if we were to form an overseas entity.

Notifications to the BMA

Notification of Material Changes.  All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business that is part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act; (ii) the amalgamation with or acquisition of another firm; (iii) engaging in unrelated business that is retail business; (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer; (v) outsourcing all or substantially all of our actuarial, risk management or internal audit functions; (vi) outsourcing all or a material part of an insurer’s underwriting activity; (vii) the transfer, other than by way of reinsurance, of all or substantially all of a line of business; (viii) the expansion into a material new line of business; or (ix) the sale of an insurer.

No registered insurer shall take any steps to give effect to a material change unless it has first served notice on the BMA that it intends to effect such material change and, before the end of 30 days, either the BMA has notified such company in writing that it has no objection to such change or the period has lapsed without the BMA having issued a notice of objection.

Before issuing a notice of objection, the BMA is required to serve upon the person concerned a preliminary written notice stating the BMA’s intention to issue a formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the BMA which shall be taken into account by the BMA in making its final determination.

Change of Shareholder Controller

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

Certain Other Bermuda Law Considerations

Although the Company is incorporated in Bermuda, it is designated as non-resident for Bermuda exchange control purposes by the BMA. Pursuant to its non-resident status, the Company may engage in transactions in currencies other than Bermuda dollars, and there are no restrictions on the Company’s ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda.

Each of the Company, Blue Capital Re and Blue Capital Re ILS is incorporated in Bermuda as an “exempted company.” Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that required for their business and held by way of lease or tenancy for a term of not more than 50 years, or, with the consent of the Minister of Economic Development, that which is used to provide accommodations or recreational facilities for its officers and employees and is held by way of lease or tenancy for a term of not more than 21 years) without the express authorization of the Bermuda legislature; (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the relevant Ministers; (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities; or (iv) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda or under license granted by the Minister of Economic Development.

Blue Capital Re is a licensed insurer in Bermuda, and so it may carry on activities from Bermuda that are related to and in support of its insurance business.

Exempted companies, such as the Company, Blue Capital Re and Blue Capital Re ILS, must comply with Bermuda resident representation provisions under the Companies Act. Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 and the Exchange Control Act 1972 and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA, in its policy dated June 1, 2005, provides that where any equity securities of a Bermuda company, which would include the Company’s Common Shares, are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of the company from and to a non-resident, for as long as any equity securities of the company remain so listed.

Notwithstanding the above general permission, the Company has applied for and received permission from the BMA to issue, grant, create, sell and transfer freely any of our Common Shares, stock, bonds, notes (other than promissory notes), debentures, debenture stock, units under a unit trust scheme, shares in an oil royalty, options, coupons, rights and depository receipts to and among persons who are either resident or non-resident of Bermuda for exchange control purposes.

EMPLOYEES

We do not have any employees. Our CEO and CFO are employees of Montpelier and they provide us with these services pursuant to the Administrative Services Agreement.

We do not have the staff or capability to manage our underwriting or investment practices within our organization. Instead, we have outsourced these functions to the Manager, subject to oversight by our CEO, our CFO and the Board. As a result, the performance of the Manager is critical to our business.

INTELLECTUAL PROPERTY

There are no aspects of our business that require a patent, trademark or copyright. We do not own any patent, trademark or copyright. Montpelier owns and has registered the Blue Capital® trademark and we have entered into a trademark license agreement with Montpelier providing for a royalty-free license of this trademark. Under the terms of the trademark license agreement, we generally must indemnify Montpelier and its affiliates, directors, officers, employees, agents, successors and permitted assigns for, from and against losses: (i) on account of any third-party claim or proceeding arising out of the performance of the trademark license agreement; or (ii) from any breach of, or failure to perform, any covenant or obligation of ours contained in the trademark license agreement.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. These exemptions include:

•                reduced disclosure about our executive compensation arrangements and no requirement to include a compensation discussion and analysis;

•                no requirement to hold non-binding advisory shareholder votes on executive compensation or golden parachute arrangements;

•                an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”); and

•                the ability to use an extended transition period for complying with new or revised accounting standards.

We intend to continue to take advantage of some, but not all, of the exemptions available to emerging growth companies until such time that we are no longer an emerging growth company. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you invest.

We have irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

We will continue to be an emerging growth company until the earliest to occur of: (i) the last day of the year during which we had total annual gross revenues of at least $1.0 billion (as indexed for inflation); (ii) the last day of the year following the fifth anniversary of the date of the IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Item 1A.  Risk Factors

Our business, financial condition and results of operations can be impacted by a number of risk factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.  Additional risks not presently known to us or that we deem immaterial may also impair our business or results of operations. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition.

Risks Related to Our Business and Industry

We do not have any employees of our own, and we depend on service providers to perform substantially all of our executive, administrative and other functions, and termination of any of these relationships may materially disrupt our business.

We do not have any employees of our own. Our CEO and our CFO are employees of Montpelier and their services are provided to us through the Administrative Services Agreement.

Our CEO, Mr. William Pollett, also serves as Senior Vice President and Chief Corporate Development and Strategy Officer and Treasurer of Montpelier and is the President and CEO of the Manager and, therefore, does not dedicate all of his time to running our business and is not required to dedicate any specific amount of time to running our business. As a result of Mr. Pollett’s other obligations, Mr. Pollett is not able to dedicate as much time to running our business as would a typical CEO, and Mr. Pollett may face conflicts of interest that may make it difficult for him to operate our business.

Our CFO, Mr. Michael S. Paquette, also serves as the CFO and is an Executive Vice President of Montpelier, and, therefore, does not dedicate all of his time to running our business and is not required to dedicate any specific amount of time to running our business. As a result of Mr. Paquette’s other obligations, Mr. Paquette is not able to dedicate as much time to running our business as would a typical CFO, and Mr. Paquette may face conflicts of interest that may make it difficult for him to operate our business.

We rely on service providers to perform many of our executive, administrative and other functions. In particular, affiliates of Montpelier provide us with accounting, legal, internal audit, administrative and other services that are integral to our day-to-day operations. Failure by any service provider, whether or not an affiliate of Montpelier, to carry out its obligations to us in accordance with the terms of its agreement or to perform its obligations to us as a result of insolvency, bankruptcy or other causes could make it difficult, or in some cases impossible, for us to operate our business. In addition, the termination of any of these service relationships or any delay in appointing or finding a suitable replacement provider (if one exists) could make it difficult for us to operate our business.

Our Chairman, CEO, CFO and the officers of the Manager are compensated by Montpelier.

Our Chairman, CEO, CFO and the officers of the Manager are employees of Montpelier and are compensated by Montpelier, including through membership in Montpelier’s incentive compensation plans. As a result, they may, consciously or unconsciously, favor Montpelier in dealings among us, Montpelier and the Manager.

Reputation is an important factor in the reinsurance industry, and our lack of an established reputation may make it difficult for us to attract or retain clients.

Reputation is a very important factor in the reinsurance industry, and competition for clients is, in part, based on reputation. Our lack of an established reputation may make it difficult for us to attract or retain clients. While some counterparties may prefer to enter into reinsurance contracts with a rated reinsurer, we do not intend to obtain financial strength ratings. We do not own the Blue Capital® trademark, but we have entered into a trademark license agreement with Montpelier providing for the license of the Blue Capital® trademark to us. We will consequently be unable to prevent any damage to our reputation that may occur as a result of the activities of Montpelier and others. Furthermore, in the event that any of the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement is terminated, or the trademark license agreement is otherwise terminated, we may be unable to use the Blue Capital® trademark.

We have substantial exposure to losses arising from unpredictable natural disasters and other catastrophic events. Claims from these events could reduce our earnings and cause substantial volatility in our results of operations.

We have substantial exposure to losses arising from unpredictable natural disasters and other catastrophic events, such as hurricanes, windstorms, earthquakes, floods, fires, explosions and terrorism. In recent years, we believe that the frequency of major weather-related catastrophes has increased and changes in climate conditions, primarily global temperatures and expected sea levels, may serve to further increase the severity, and possibly the frequency, of natural disasters and other catastrophic events. The occurrence of an unusually severe catastrophe could cause us to incur severe losses that impair a significant portion of our capital. As a fully-collateralized reinsurer, any sudden and substantial calls upon our collateral resources may prevent us from being able to enter into future collateralized reinsurance contracts.

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

The Manager manages some of our key quantifiable risks using a combination of CATM®, various third-party models and its underwriting judgment. The models utilized by the Manager help it to control risk accumulation, to inform our management and to improve our risk/return profile; however, these models may prove to be inaccurate and may understate our exposures. The Manager focuses on tracking exposed contract limits, estimating the potential impact of a single catastrophe event, and simulating our annual performance to reflect our aggregate underwriting and investment risk. We cannot assure you that any of these techniques, including the use of CATM® or other modeling techniques, will be successful in managing our risks. Accordingly, if the Manager’s assumptions are incorrect, the losses that we might incur from an actual catastrophe could be significantly higher than the Manager’s expectation of losses generated from modeled catastrophe scenarios and, as a result, our business could be materially and adversely affected.

Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties. These measures do not predict our actual exposure to, nor guarantee our successful management of, future losses that could have a material adverse effect on our financial condition and results of operations.

Our approach to risk management, and our estimates of the net impact from single event losses such as those set forth in Item 7 herein, rely on subjective variables that entail significant uncertainties. For example, in our reinsurance contracts, the effectiveness of our reinsurance contract zonal limits in managing risk depends largely on the degree to which an actual event is confined to the zone in question and on our ability to determine the actual location of the risks insured.  Moreover, in the reinsurance contracts we write, the definition of a single occurrence may differ from policy to policy, and the legal interpretation of a policy’s various terms and conditions following a catastrophic event may be different from that which we envisioned at its inception. For these and other reasons, there can be no assurance that our actual net aggregate reinsurance treaty limits by zone, or our net impact from single event loss by return period, will not exceed the Natural Catastrophe Risk Management disclosures set forth in Item 7 herein.

In addition, our Natural Catastrophe Risk Management disclosure set forth in Item 7 herein involves a substantial number of subjective variables, factors and uncertainties. Small changes in assumptions, which depend heavily on the Manager’s and our judgment, can have a significant impact on the modeled outputs.  Although we believe that these probabilistic measures provide a meaningful indicator of the relative riskiness of certain events and changes to our business over time, these measures do not predict our actual exposure to, nor guarantee our successful management of, future losses that could have a material adverse effect on our financial condition and results of operations.

The Board has approved broad underwriting guidelines for the Manager and neither the Board nor our management will approve each decision made by the Manager.

The Manager is authorized to follow broad guidelines in pursuing our strategy, portfolio execution, risk management and other support services. The Board periodically reviews our guidelines and our portfolio and asset management decisions. They do not, however, review or approve all of our proposed investment decisions or underwriting decisions. In addition, in conducting periodic reviews, our management and the Board rely primarily on information provided to them by the Manager. The Manager has great latitude within the guidelines to determine the types of investments and underwriting decisions it will make on our behalf. Poor decisions by the Manager could have a material adverse effect on our business.

We may change our underwriting guidelines or our strategy without shareholder approval.

The Board has the authority to change our underwriting guidelines or our strategy without notice to shareholders and without shareholder approval. As a result, we may make fundamental changes to our operations without shareholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy or underwriting guidelines described in the section titled “Business” or elsewhere in this Report on Form 10-K.

We rely on the Manager for services that are essential to the operation of our business, and the loss of the Manager would make it difficult to operate our business.

The Manager manages our assets, subject to our underwriting guidelines and the oversight of the Board. Because we have no full-time employees, we are not able to manage our assets without the benefit of the services of the Manager, which has significant discretion as to the management of such assets.

The Manager provides underwriting services to Blue Capital Re, including underwriting decisions, loss control, exposure management and modeling and statistical, claims, actuarial and administrative support services. Because we do not have any employees of our own, we cannot implement our underwriting strategy without the benefit of these services, and the Manager has significant discretion as to our underwriting practices, within the broad scope of our underwriting guidelines and the oversight of the Board. We are also dependent on the Manager to accurately price the risks underwritten on its behalf pursuant to the Underwriting and Insurance Management Agreement in order to meet our financial goals.

In the event that these services were to cease to be available from the Manager, we would be required to replace the Manager with one or more third-parties or to hire employees. In addition, the performance of the Manager depends heavily on the experience and availability of a limited number of individuals, all of whom are affiliated with Montpelier.  Any loss of these individuals, for example, to death, incapacity, termination or resignation, could adversely affect the performance of the Manager. We cannot assure you that we could find a suitable replacement for the Manager quickly or at all, and any replacement may increase our expenses. The loss of the Manager could materially impair our ability to successfully operate our business.

We are dependent on Montpelier and if Montpelier were to experience difficulties, we could be materially adversely affected.

Since the Manager is an affiliate of Montpelier, and our CEO and CFO are both employees of Montpelier, if Montpelier’s business were to experience difficulties, the attention and time of Montpelier’s management would likely be directed to dealing with those difficulties. In these circumstances, there may not be sufficient management attention to our business, and our operations could suffer. In addition, in that event it is also possible that ceding companies would be reluctant to do business with Montpelier, and therefore us, which could have a material adverse effect on our business. It may be difficult, costly or time-consuming to replace the Manager or the other services Montpelier provides.

We compete with the Manager’s other accounts for access to its services.

The Manager manages multiple accounts with focuses that may overlap to a greater or lesser extent with our strategy, and the Manager expects to continue to do so in the future. The Manager is not restricted in any way from sponsoring or accepting business or capital from new clients, insurance companies, funds or other accounts, including businesses that are similar to, or that overlap with, our business. Therefore, we compete with other sources of capital for access to the time and attention of the Manager. For the same reasons, the personnel of the Manager dedicate a substantial portion of their time and attention to managing third-party assets.

We compete with Montpelier accounts, accounts affiliated with Montpelier and third-parties for underwriting opportunities and other opportunities.

Many, if not most, of our targeted underwriting and other opportunities are also opportunities targeted to a greater or lesser extent by Montpelier, affiliates of Montpelier and other accounts of the Manager. The Manager is not required to allocate any or all such opportunities to us. The Manager makes available to us opportunities to enter into reinsurance transactions, purchase insurance-linked securities and make investments that it determines are appropriate for us in accordance with its allocation policies and our underwriting guidelines. The Manager has significant discretion as to our investment and underwriting practices, subject to our underwriting guidelines and the oversight of the Board. We expect that the Manager will primarily allocate any overlapping opportunities on a proportional basis among the various accounts that it manages.

There may be conflicts of interest that result from our relationships with Montpelier and the Manager, which could result in decisions that are not in the best interests of our shareholders.

There may be conflicts of interest that arise out of our relationship with Montpelier and the Manager. One of our directors is also a director of Blue Capital Global Reinsurance Fund Limited, a closed-ended mutual fund which is also served by the Manager. Our Chairman, CEO and CFO are also employees of Montpelier. In addition, the Manager is wholly-owned by Montpelier. As a result, our officers, our directors or the Manager may have conflicts between their duties to us and their duties to, and interests in, Montpelier or other parties.

Pursuant to the BW Retrocessional Agreement we participate in retrocessional, quota share and fronting agreements with Montpelier or its affiliates, and we may enter into other agreements or acquire investments in which Montpelier or its affiliates have an interest. These transactions may present conflicts of interest among us and Montpelier.

In deciding whether to issue debt or equity securities, we rely in part on recommendations made to us by the Manager.  Because the Manager earns fees that are closely related to the total amount of our earnings and capital, the Manager may have an incentive to recommend that we issue debt or equity securities.

The officers and employees of the Manager devote as much time to us as the Manager deems appropriate. However, these officers and employees may have conflicts in allocating their time and services among us, Montpelier, affiliates of Montpelier and other accounts. During turbulent conditions in the reinsurance industry or other times when we need focused support and assistance from the Manager, Montpelier and entities affiliated with Montpelier will likewise require greater focus and attention, placing the Manager’s time and resources in high demand. In this situation, we may not receive the support and assistance we require or would otherwise receive if we were completely internally managed or if the Manager did not act as a manager for other entities. Although we believe the Manager has established appropriate procedures to manage any actual or potential conflicts of interest, these procedures do not provide assurance that such conflicts will be avoided.

The Manager has limited operating history that you can use to evaluate its performance.

The Manager began its operations in 2011 and, as a result, has a limited history that you can use to evaluate its performance. Although the Manager is operated by Montpelier and individuals with experience in the property catastrophe reinsurance market make investment and underwriting decisions on our behalf, we cannot assure you that the Manager will generate results similar to the results generated by Montpelier in the past, or that the Manager will be able to make investments or underwriting decisions similar to those made by Montpelier. For example, the Manager may not gain access to transactions in which more established entities are able to participate. Accordingly, the Manager, and therefore we, may not perform in the manner you expect.

As a Bermuda company, we may be unable to attract and retain employees.

We do not have any employees of our own.  If we were to hire any employees in the future, they would likely be employed in Bermuda. We also rely on services from other Bermuda companies, including the Manager. It may be difficult for us or the Manager to attract and retain experienced personnel in Bermuda, particularly if we are unable to secure Bermuda work permits for our personnel or if the Manager’s personnel are unable to secure Bermuda work permits. In addition, Bermuda is a highly competitive location for qualified staff, especially in the reinsurance and insurance industry, making it harder to attract and retain employees. As our success depends on our, and the Manager’s, ability to hire and retain personnel, any future difficulties in hiring or retaining personnel in Bermuda or elsewhere could adversely affect our business.

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

The supply of available property reinsurance capital has increased over the past several years and may increase further, either as a result of capital provided by new entrants or of the commitment of additional capital by existing insurers or reinsurers. In addition, alternative products, such as the collateralized reinsurance contracts that we and others write and the insurance-linked securities in which we and others invest in, also provide increased capacity. Continued increases in the supply of property reinsurance may have adverse consequences for us and for the property catastrophe industry generally, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions.

The cyclical trends in the industry and the industry’s profitability can also be affected significantly by volatile and unpredictable developments, such as fluctuations in interest rates, changes in the investment environment that affect market prices of investments, investment losses and inflationary pressures that may affect the size of losses experienced by insureds and primary insurance companies. We expect to experience the effects of cyclicality, which could materially adversely affect our business.

Competition for business in our industry is intense, and this competition could adversely affect our profitability.

The reinsurance industry is highly competitive. We face intense competition, based upon, among other things, global capacity, market terms and conditions, product breadth, reputation and experience with respect to particular lines of business, relationships with reinsurance intermediaries, quality of service and perceived financial strength. We  compete with a variety of operators, including: (i) major global reinsurance companies, many of which have extensive experience in reinsurance and have greater financial resources available to them than we do; (ii) other Bermuda-based reinsurers that write reinsurance and that target the same markets and utilize similar business strategies, many of which have more capital than we do; and (iii) capital markets participants that access business in securitized form, including through the issuance of insurance-linked securities, or through special purpose vehicles, derivative transactions or other instruments. This competition or any increase in competition could result in fewer submissions (i.e., requests for quotes) and lower rates, which could have an adverse effect on our growth and profitability.

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

The Investment Company Act contains registration requirements and a pervasive regulatory scheme that applies to companies that fall within the definition of “investment company” under that statute, and that do not have any available exception or exemption. We believe that we have available to us one or more exceptions or exemptions from the definition of investment company, including the exemption that is available to a company organized and regulated as a foreign insurance company (which must be engaged primarily and predominantly in the business of insurance or reinsurance).  Although we are engaged primarily and predominantly in the reinsurance business, and we intend to conduct our business on an ongoing basis so that we remain engaged primarily and predominantly in the reinsurance business, our investments in some insurance-related assets may or may not be considered part of the reinsurance business for Investment Company Act purposes, even though we view these investments as part of our reinsurance business. Nonetheless, because our investments in these insurance-related assets are not the primary component of our business, we expect that we will still be engaged primarily and predominantly in the reinsurance business even if these insurance-related assets are not considered part of the reinsurance business for Investment Company Act purposes.

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

If, as a result of our operations, we were deemed an “investment company,” and are not otherwise exempted from the definition, we would either have to seek to register under the Investment Company Act as an investment company or fundamentally restructure our business or cease operations. Since we are organized outside of the U.S., we could not register as an investment company without first applying for and obtaining an order of the SEC permitting us to do so. These orders have been granted very infrequently. Registered investment companies are subject to extensive and restrictive regulation that can adversely affect businesses like ours. Accordingly, if we were to register as an investment company after obtaining an order permitting us to do so, we would not be able to operate our business as we currently conduct it. If we decided not to register under the Investment Company Act or if we were unable to register under the Investment Company Act, we would have to fundamentally restructure our business or cease operations.

If at any time it were established that we had been operating as an investment company in violation of the Investment Company Act, there would be a risk, among other material adverse consequences, that we would be subject to monetary penalties or injunctive relief, or both.

The Company is dependent upon dividends and distributions from its subsidiaries, and it may be unable to distribute dividends to its shareholders to the extent it does not receive such amounts from its subsidiaries.

The Company has no operations of its own and relies on dividends and distributions from its subsidiaries to pay its operating expenses, amounts owed under the Credit Agreement and dividends to its shareholders. Furthermore, Blue Capital Re is regulated by the BMA, and the ability of Blue Capital Re to pay dividends and make distributions to the Company is limited under Bermuda law and regulations.

The Companies Act also limits the Company’s, Blue Capital Re’s and Blue Capital Re ILS’ ability to pay dividends and make distributions to their respective shareholders. None of the Company, Blue Capital Re or Blue Capital Re ILS is permitted to declare or pay a dividend, or make a distribution out of contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than its liabilities. See “Regulation and Capital Requirements” for more information.

The Company cannot assure you that it will declare or pay future dividends on its Common Shares.

Although the Company intends to distribute a minimum of 90% of its annual Distributable Income to shareholders, it cannot assure you that it will declare or pay any dividends at this level or at all. Any determination to declare or pay future dividends to the Company’s shareholders will be at the discretion of the Board and will depend on a variety of factors, including: (i) the Company’s  financial condition, liquidity, results of operations (including its ability to generate cash flow in excess of its expenses and its expected or actual net income) and collateral and capital requirements; (ii) general business conditions; (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; and (v) any other factors that the Board deems relevant.

Operational risks, including the risk of fraud and any errors and omissions, are inherent in our business and could have a material adverse impact on our business or results of operations.

Operational risks that are inherent in our business can result in financial losses, including those resulting from fraud or errors and omissions by any employees or by our third-party service providers, including the Manager. Although we believe that we have established appropriate controls and mitigation procedures to prevent significant fraud, errors and omissions and other potential irregularities from occurring, these controls and procedures do not provide absolute assurance as to the absence and mitigation of these risks.

Technology breaches or failures, including, but not limited to, those resulting from a malicious cyber attack on us, the Manager or our third-party service providers, could disrupt or otherwise negatively impact our business.

We, the Manager and our third-party service providers rely on information technology systems to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business. Furthermore, a significant portion of the communications between us, the Manager and our third-party service providers depends upon information technology and electronic information exchange. The information technology systems of the Manager and our third-party service providers are vulnerable to data breaches, interruptions or failures due to events that may be beyond their control, including, but not limited to, natural and man-made disasters, theft, terrorist attacks, computer viruses, hackers and general technology failures.

Any information technology systems that we may develop in the future would also be vulnerable to these same risks. Despite safeguards we and our service providers may take to protect the information systems that we rely on, disruptions to and breaches of such information technology systems are possible and may negatively impact our business, including our reputation in the insurance and reinsurance marketplace.

It is possible that insurance policies we have in place would not entirely protect us in the event that we were to experience a breach, interruption or widespread failure of the information technology systems we rely on. Furthermore, we have not secured insurance coverage designed to specifically protect us from an economic loss resulting from such an event.

Although we have never experienced any known or threatened cases involving unauthorized access to the information technology systems we rely on or unauthorized appropriation of our data contained within such systems, we cannot assure you that such technology breaches will not occur in the future.

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

We primarily enter into fully-collateralized reinsurance contracts and, as a result, our capacity for entering into reinsurance contracts or other investments is limited by our equity capital, and we are only able to redeploy that capital in future periods after it is released from the prior collateral trust account.

Blue Capital Re is not currently, and may never become, a rated reinsurer, nor does it intend to obtain financial strength ratings. As a result, the reinsurance contracts that Blue Capital Re assumes are required to be fully-collateralized. The requirement to post cash collateral in connection with the various insurance contracts that we enter into limits our ability to enter into a large number of insurance contracts or pursue other opportunities. Furthermore, our ability to redeploy our capital annually can be impacted if the release of our collateral is not agreed to by our counterparties or if a loss event occurs, in which case the collateral pledged against the affected contract will not be available for redeployment until the loss is cleared. In addition, if our equity capital decreases over time, as a result of losses, expenses or other factors, we will be even more restricted in the number of contracts we can enter into and other opportunities we can pursue. As a result, our portfolio of insurance-linked contracts and other investments may be significantly less diverse than those of Montpelier or other reinsurance companies.

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

•                            requiring us or the ceding companies with which we do business to participate in industry pools and guaranty associations;

•                            expanding the scope of coverage under existing policies;

•                            regulating the terms of insurance and reinsurance policies; or

•                            disproportionately benefitting the companies of one country over those of another.

Our industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability. These changes may result in delays or cancellations of products and services by insurers and reinsurers, which could adversely affect us or the ceding companies with which we do business. If, as a result of governmental regulation or intervention, the ceding companies with which we do business, including Blue Water Re and Montpelier Re, are adversely affected, this may limit our opportunity to do business with these reinsurers, including by way of writing retrocessional policies.

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

Furthermore, Blue Capital Re may only enter into contracts of reinsurance that are fully-collateralized and each transaction that it undertakes must be consistent with its original business plan filed with BMA at the time of Blue Capital Re’s registration.

These statutes, requirements and regulations may, in effect, restrict our ability to write reinsurance policies, to distribute funds and to pursue our underwriting strategy.

We and the Manager may become subject to additional government or market regulation which may have a material adverse impact on our business.

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

Solvency II is a fundamental review of the capital adequacy regime for the European Union (“EU”) insurance industry. It aims to establish a revised set of EU-wide capital requirements and risk management standards that will replace the solvency requirements currently in effect in member states. Solvency II’s implementation date is January 1, 2016.  The BMA is currently seeking to achieve an equivalent status under Solvency II which would ensure compliance with that directive for Bermuda companies that satisfy the BMA’s insurance solvency framework.  As a result, the BMA has may implement and impose additional requirements on the companies it regulates, such as Blue Capital Re.

Blue Capital Re is licensed as a reinsurer only in Bermuda, and it does not plan to seek licenses in any other jurisdiction. The suspension or revocation of Blue Capital Re’s license to do business as a reinsurance company in Bermuda for any reason would mean that it would not be able to enter into any new reinsurance contracts until the suspension ended or Blue Capital Re became licensed in another jurisdiction. Any such suspension or revocation of Blue Capital Re’s license would negatively impact our reputation in the reinsurance marketplace and could have a material adverse effect on our business.

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

We and the Manager are each highly dependent on a small number of reinsurance brokers.

We primarily market our reinsurance worldwide through insurance and reinsurance brokers. The majority of our gross premiums written are sourced by the Manager through a limited number of brokers, with Aon Corporation, Marsh & McLennan Companies, Inc. and Willis Group Holdings Limited providing a total of 68% of our gross premiums written for the year ended December 31, 2014.

The nature of our and the Manager’s dependency on these brokers relates to the high volume of business relative to our total business we expect that they will consistently refer to us and the Manager. Any deterioration in our or the Manager’s relationship with these brokers could result in these brokers advising cedants and other reinsurers to place their risks with other reinsurers rather than with us.  In addition, affiliates of some of these brokers have co-sponsored the formation of reinsurance companies or have established other arrangements, including serving as initial purchasers in offerings of catastrophe bonds, that directly compete with us, and these brokers may favor those reinsurers and arrangements over us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

We are subject to institutional credit risk that may adversely affect our business because we do business with institutions such as brokers, banks, custodians and other counterparties.

In the event of the insolvency of the institutions, including brokers, banks, custodians and other counterparties, with which we do business, or to which our assets have been entrusted, we may be temporarily or permanently deprived of the assets held by or entrusted to that institution, which may affect our performance.

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

The success of our business depends on raising sufficient capital to use in writing additional reinsurance and over which we can spread our costs. Unless we are able to write additional reinsurance and spread our costs over additional capital, we may not be profitable at all or our profitability may be adversely affected. We cannot estimate with any certainty how much additional capital we may need to be profitable. Although we intend to raise additional capital, we cannot assure you that our attempts to do so will be successful.

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

Montpelier Re may not maintain an acceptable financial strength rating, which could result in a significant reduction in the business we write pursuant to the BW Retrocessional Agreement.

Pursuant to our underwriting guidelines, we may enter into fronting agreements with a rated carrier or, alternatively, we may access fronted business from Montpelier Re pursuant to the BW Retrocessional Agreement. Under these fronting arrangements, the rated carrier transfers all risks and premiums to us in exchange for a fronting fee.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. A fronting company’s financial strength rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the applicable rating agency in response to a variety of factors. If Montpelier Re’s financial strength rating is reduced from its current level, it would reduce the attractiveness of one means by which we can access exposure to reinsurance risk from that counterparty. While we and Blue Water Re have been informed by Montpelier that it is not aware of any pending or contemplated ratings downgrade of Montpelier Re, such a downgrade remains possible and could result in a significant reduction in the number of reinsurance contracts that we are able to write, unless another fronting reinsurer of an acceptable financial strength rating was available to us.

If actual renewals of our contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.

Many of our contracts are written for a one-year term. In our financial forecasting process, we and the Manager make assumptions about the level of renewals of our prior year’s contracts based on indicative terms and conditions. If the level of actual renewals does not meet expectations or if the Manager chooses not to underwrite some or all of our existing contracts on a renewal basis because of pricing, changes in terms and conditions or other risk-selective criteria, our premiums written in future years and our future operations could be materially adversely affected.

Our loss and LAE reserves may not be adequate at all times.

We maintain loss and LAE reserves to cover our estimated ultimate liabilities related to reinsurance contracts we enter into. Our loss and LAE reserves are estimates based on what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us, including potential changes in the legal environment and other factors such as inflation and loss amplification.  Because of the uncertainties that surround estimating loss and LAE reserves, we cannot be certain that our loss and LAE reserves will remain adequate at any point in time.

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

In the reinsurance market, hedging refers to the process of reducing the risk assumed by the reinsurer by employing various insurance-linked securities or otherwise. We may, but are not obligated to, hedge our assumed risks. The success of our hedging strategy, if any, will depend, in part, upon the Manager’s ability to assess correctly the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the contracts being hedged. Since the characteristics of hedging instruments may change as markets change or time passes, the success of our hedging strategy, if any, will also be subject to the Manager’s ability to continually recalculate, readjust and execute hedges in an efficient and timely manner. While we may enter into hedging transactions in order to reduce risk, hedging transactions may result in a poorer overall performance than if we had not engaged in hedging transactions. For a variety of reasons, the Manager may not seek to establish a perfect correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imperfect correlation may prevent us from achieving the intended hedge or expose us to risk of loss. The successful utilization of hedging and risk management transactions requires skills complementary to those needed in the selection of our portfolio. We cannot assure you that the Manager can hedge our risk effectively or that the hedging strategy that it does employ, if any, will be effective.

Our investments in insurance-linked contracts subject us to counterparty risk, which could result in substantial losses to us.

While we predominantly enter into fully-collateralized reinsurance contracts, we may, in accordance with our underwriting guidelines and when the Manager identifies suitable opportunities, also invest in other reinsurance-linked investments, including swaps and similar derivative transactions. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows (and sometimes principal amounts) with payments generally calculated by reference to a principal (“notional”) amount or quantity. These transactions may require that a portion of our assets be held as collateral subject to a perfected security interest in favor of the counterparty. Although pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 swap contracts and similar derivatives may be subject to mandatory centralized trade execution and clearing, not all swap contracts and similar derivatives are subject to these requirements. As a result, we are subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which we trade. Any such failure or refusal, whether due to insolvency, bankruptcy, default or another cause, could subject us to substantial losses.

We rely on information provided by cedants and brokers in determining whether amounts are due following the occurrence of a covered event, and the Manager may rely on incomplete or unverified information when making investment or underwriting decisions.

The determination of whether amounts are due following the occurrence of a covered event is typically based on reports and may be based upon information provided by cedants, brokers or an independent source, such as an index. In addition, the Manager may rely on imperfect information when making its decisions. The Manager may elect to invest in insurance-linked securities or make an underwriting decision on the basis of information and data filed by the issuer of an instrument or made directly available to the Manager by other sources, for example by a broker. The Manager is not in a position to confirm the completeness, genuineness or accuracy of this information or data. If any of this information or data is incomplete, not genuine or inaccurate, our performance may be adversely affected. In addition, the Manager may not have access to the same information or data or access to the same transactions in which established entities participate, which could adversely affect our business.

Part of the Manager’s compensation is calculated by reference to our performance, which may create an incentive for the Manager to pursue a riskier or more speculative strategy.

The Manager’s compensation is, in part, calculated by reference to our performance. In particular, the Performance Fee payable to the Manager under the Underwriting and Insurance Management Agreement may create an incentive for the Manager to pursue a riskier or more speculative strategy than would be the case in the absence of the Performance Fees. Pursuing this riskier or more speculative strategy may result in losses that could adversely affect our business.

Neither the Investment Management Agreement nor the Underwriting and Insurance Management Agreement was negotiated between unaffiliated third-parties, and these agreements may not be as favorable to us as if they had been negotiated with an unaffiliated third-party and may be costly and difficult to terminate.

The Investment Management Agreement that we have entered into with the Manager was negotiated between related parties, and although approved by the Board, its terms, including fees payable, may not be as favorable to us as if this agreement had been negotiated with an unaffiliated third-party. Various potential and actual conflicts of interest may arise from the activities of the Manager by virtue of the fact that the Manager is controlled by Montpelier.

Similarly, the Underwriting and Insurance Management Agreement that we and Blue Capital Re have entered into with the Manager was negotiated between related parties, and although approved by the Board, its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third-party. Various potential and actual conflicts of interest may arise from the activities of the Manager by virtue of the fact that the Manager is controlled by Montpelier. The Manager does not assume any responsibility other than provision of the services called for under the Underwriting and Insurance Management Agreement.

We generally may not terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement until the fifth anniversary of the completion of the IPO, whether or not the Manager’s performance is satisfactory, and under certain circumstances we will have to pay a termination fee if either the Investment Management Agreement or the Underwriting and Insurance Management Agreement is terminated or not renewed. We may not amend or modify any provision of either the Investment Management Agreement or the Underwriting and Insurance Management Agreement without the prior written consent of the Manager.

Under both the terms of the Investment Management Agreement and the terms of the Underwriting and Insurance Management Agreement, the Manager (and any person to whom the Manager has delegated or sub-contracted any of its functions) will not be liable for any losses except to the extent such losses are determined to be the direct result of an act or omission of the Manager that constitutes gross negligence, fraud, dishonesty or wilful misconduct of the Manager.

In addition, we generally must indemnify the Manager and its affiliates, directors, officers, employees, agents, successors and permitted assigns for, from and against losses: (i) arising out of or relating to any demand, charge or claim in respect of acts, omissions, transactions, duties, obligations or responsibilities; or (ii) arising out of any acts or omissions by us arising out of the Investment Management Agreement or the Underwriting and Insurance Management Agreement, as applicable, of the Manager and its affiliates, directors, officers, employees, agents, successors and permitted assigns.

Risks Related to Taxation

We may be treated as a PFIC, in which case a U.S. holder of our Common Shares would be subject to disadvantageous rules under U.S. federal income tax laws.

We will be treated as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes in any taxable year for which either: (i) at least 75% of our gross income consists of certain types of “passive income”; or (ii) at least 50% of the average value of our assets produce, or are held for the production of, “passive income.” Unless an exception applies, “passive income” includes dividends, interest, rents and royalties. If we are treated as a PFIC in any taxable year, U.S. holders of our Common Shares would be subject to unfavorable U.S. federal income tax treatment, including that any dividends we pay with respect to our Common Shares would not be “qualified dividends” eligible to be taxed to individuals at preferential tax rates. We do not currently believe that we will be a PFIC in any future year. However, this is not entirely clear and the U.S. Internal Revenue Service (the “IRS”) could take the position that we are a PFIC. Moreover, the PFIC classification is a factual determination made annually, and even if we are not currently a PFIC, we could become a PFIC in later years.

We may be treated as a CFC and we might be subject to the rules for RPII, and in either case this may subject a U.S. holder of our Common Shares to disadvantageous rules under U.S. federal income tax laws.

Controlled Foreign Corporation.  We will be treated as a controlled foreign corporation (“CFC”) for U.S. federal income tax purposes if, on any day of our taxable year, our 10% U.S. Shareholders (as defined below) own (directly, indirectly through foreign entities or by attribution by application of certain constructive ownership rules) more than 25% of the total combined voting power of all classes of our voting shares, or more than 25% of the total value of all of our shares. A “10% U.S. Shareholder” is a U.S. person who owns (directly, indirectly through foreign entities or constructively) at least 10% of the total combined voting power of our voting shares, including any indirect voting power by virtue of concurrent ownership of common shares in Montpelier. If we are a CFC, each 10% U.S. Shareholder must annually include in its income its pro rata share of our “subpart F income,” even if no distributions are made. Because of the provisions in our organizational documents that limit voting power and other factors, we believe it is unlikely that any U.S. person who acquires our Common Shares will become a 10% U.S. Shareholder. However, because of the complexity of the attribution rules contained in the U.S. Internal Revenue Code of 1986, as amended (the “Code”), the uncertainty of the effectiveness of these voting restrictions and the possibility that a U.S. person may be treated as owning 10% or more of the total voting power of all classes of voting shares of the Company, in part through his or her ownership of Montpelier, we cannot assure you that this will be the case.

Related Person Insurance Income.  If: (i) 20% or more of our total revenues in any taxable year is attributable to insurance or reinsurance policies of which the direct or indirect insureds are direct or indirect U.S. shareholders of us (regardless of the number of shares owned by those shareholders) or persons related to such U.S. shareholders; and (ii) direct or indirect insureds, whether or not U.S. persons, and persons related to such insureds own directly or indirectly 20% or more of the voting power or value of our shares, any U.S. person who owns any shares directly or indirectly on the last day of the taxable year would most likely be required to include its allocable share of our related person insurance income for the taxable year in its income, even if no distributions are made. We believe it is not likely that these conditions will be satisfied. However, we cannot assure you that this will be the case. Consequently, we cannot assure you that a person who is a direct or indirect U.S. shareholder will not be required to include amounts in its income in respect of related person insurance income (“RPII”) in any taxable year.

U.S. tax-exempt organizations who own our Common Shares may recognize unrelated business taxable income.

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

We intend to conduct substantially all of our operations in Bermuda in a manner such that we will not be engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S. for federal income tax purposes, we cannot assure you that the IRS will not contend, perhaps successfully, that we are engaged in a trade or business in the U.S. A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax, as well as branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under an applicable tax treaty.

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

Sections 1471 through 1474 of the U.S. Internal Revenue Code, commonly referred to as the Foreign Account Tax Compliance Act (“FATCA”), recently imposed a reporting regime and a 30% withholding tax (“FATCA Withholding”) with respect to certain payments occurring after June 30, 2014, to a non-U.S. entity that is not otherwise excepted from FATCA Withholding and does not comply with FATCA disclosure requirements.

In December 2013, Bermuda entered into a Model 2 intergovernmental agreement with the U.S. (the “Bermuda IGA”) to implement FATCA with respect to Bermudian institutions. The Bermuda IGA generally requires financial institutions in Bermuda to register with the IRS and to identify and annually report key information about U.S. persons directly to the IRS.

We are excepted from FATCA withholding as a non-financial foreign entity that is publicly traded, and we believe we are currently in compliance with the Bermuda IGA and FATCA.

If we are found not to be in compliance with FATCA, we may be subject to FATCA Withholding on all, or a portion of all, payments received by us, directly or indirectly, from U.S. sources or in respect of U.S. assets, including premiums owed to us in respect of U.S. sourced risks, and, beginning in 2017, the gross proceeds on the sale or disposition of certain U.S. assets.  Any such withholding imposed on us would reduce the amounts available to us to make payments to our shareholders.

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

FATCA and the impact of the Bermuda IGA are particularly complex and you should consult your own tax advisors to obtain a more detailed explanation of FATCA and the Bermuda IGA and to learn how they might affect you in your particular circumstances.

Qualified dividend income treatment may not be available to U.S. shareholders.

Provided our Common Shares remain listed on the New York Stock Exchange and we are not a PFIC, then under current U.S. law, dividends paid on our Common Shares to U.S. individual shareholders should qualify as “qualified dividend income” and be eligible for reduced U.S. federal income tax rates. The U.S. Congress has, in the past, considered legislation that would exclude shareholders of foreign corporations from this preferential U.S. federal income tax treatment unless either: (i) the corporation is organized or created under the laws of a country that has entered into a “comprehensive income tax treaty” with the U.S.; or (ii) the shares of such corporation are readily tradable on an established securities market in the U.S. and the corporation is organized or created under the laws of a country that has a “comprehensive income tax system” that the U.S. Secretary of the Treasury determines is satisfactory for this purpose.

We would likely not satisfy either of these tests and, accordingly, if this or similar legislation were to become law, individual U.S. shareholders would no longer qualify for reduced U.S. federal income tax rates on dividends paid on our Common Shares.

In addition, we expect that our dividends will be subject to customary dividend tax treatment in the U.S., but if our total dividends paid during any given year exceed our current and accumulated earnings and profits as of the end of such year (determined under U.S. tax principles), a portion of our dividends paid in that year will be treated: (i) first, as a nontaxable return of capital, to the extent of a shareholder’s tax basis in Common Shares (on a dollar-for-dollar basis); and (ii) subsequently, as capital gain.

We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our financial condition.

The Minister of Finance of Bermuda, under the Exempted Undertaking Tax Protection Act 1966, as amended, has exempted us and our subsidiaries from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, none of these taxes are levied in Bermuda. However, we cannot assure you that we will not be subject to any Bermuda tax after March 31, 2035.

Risks Related to Our Common Shares

The price of our Common Shares may fluctuate significantly and you could lose all or part of your investment.

Volatility in the market price of our Common Shares may prevent you from being able to sell your Common Shares at or above the price you paid for your Common Shares. The market price for our Common Shares can fluctuate significantly for various reasons, including:

•                            catastrophes that may specifically impact us or are perceived by investors as impacting the insurance and reinsurance market in general;

•                            the financial condition, financial performance and prospects of the Company, the Manager or Montpelier;

•                            our quarterly or annual earnings or those of other companies in our industry;

•                            exposure to capital market risks related to the performance of insurance-linked investments;

•                            our dividend policy and whether dividends on our Common Shares have been, and are likely to be, declared and paid from time to time;

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

•                            changes in government regulation;

•                            potential characterization of us as an investment company, a CFC or a PFIC;

•                            general market, economic and political conditions;

•                            changes in conditions or trends in our industry, geographies or customers;

•                            arrival and departure of key personnel of the Company, the Manager or Montpelier;

•                            sales of our Common Shares by us, Montpelier, our directors or members of our management team; and

•                            adverse resolution of litigation against us.

In addition, stock markets, including the New York Stock Exchange and the Bermuda Stock Exchange, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities issued by many companies, including companies in our industry. In the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, as it could result in substantial legal costs and a diversion of management’s attention and resources.

As a result of the factors described above, investors in our Common Shares may not be able to resell their Common Shares at or above the price they paid or may not be able to resell them at all. These market and industry factors may materially reduce the market price of our Common Shares, regardless of our operating performance. In addition, price volatility may be greater if the public float and the trading volume of our Common Shares are low.

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

We intend to continue to take advantage of these reporting exemptions until we are no longer an emerging growth company.  We will continue to be an emerging growth company until the earliest to occur of: (i) the last day of the year during which we had total annual gross revenues of at least $1.0 billion (as indexed for inflation); (ii) the last day of the year following the fifth anniversary of the date of the IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

Failure to maintain effective internal controls in accordance with Sarbanes-Oxley could have a material adverse effect on our business and share price.

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of Sarbanes-Oxley, which require annual assessments by management of the effectiveness of our internal control over financial reporting. We are an emerging growth company, and thus we are exempt from the auditors’ attestation requirement of Section 404 of Sarbanes-Oxley until such time as we no longer qualify as an emerging growth company. Regardless of whether we qualify as an emerging growth company, we still need to implement substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements, among other items.

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

Montpelier currently has a 33.3% interest in the Company and therefore exerts considerable influence over matters presented to our shareholders for approval, including the election of directors and change of control transactions. Montpelier has the right to nominate two out of our five directors (or, if the Board consists of more than five directors, no less than 40% of the total Board seats at any given time), until the later of the date on which: (i) Montpelier sells any of its Common Shares; and (ii) Montpelier owns less than 5% of our Common Shares. This control may delay, deter or prevent acts that would be favored by our other shareholders, as the interests of Montpelier may not always coincide with the interests of our other shareholders. In particular, Montpelier has interests in us by virtue of our contracts with the Manager (see “Conflicts of Interest” contained in Item 1 herein for a description of these contracts). Montpelier may seek to cause us to take courses of action that, in its judgment, could enhance its interests or its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, this concentration of share ownership may adversely affect the trading price of our Common Shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.

Future sales or the possibility of future sales of a substantial amount of our Common Shares may depress the price of our shares.

Montpelier currently owns 2,909,650 Common Shares, representing 33.3% of our total outstanding Common Shares.  These Common Shares may be sold into the market in accordance with Rule 144 under the Securities Act. In addition, Montpelier has the ability to require us to register the Common Shares it holds pursuant to a shareholder and registration rights agreement.

We cannot predict the size of future issuances or sales of our Common Shares or the effect, if any, that future issuances and sales of our Common Shares will have on the market price of our Common Shares. Issuances or sales of substantial amounts of our Common Shares, or the perception that such issuances or sales could occur, may adversely affect the prevailing market price for our Common Shares.

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

Our bye-laws provide that, if, and so long as, any U.S. person beneficially owns or is deemed to beneficially own directly, indirectly or constructively (within the meaning of Section 958 of the Code), more than 9.5% of our Common Shares with respect to any matter (including election of directors), the voting rights attached to these Common Shares will be reduced so that such person may only exercise, and is attributed, no more than 9.5% of the total voting rights.  In addition, our bye-laws provide that if any U.S. person acquires actual knowledge that such person owns, directly or indirectly, 9.0% or more of our Common Shares, such person must deliver notice to us within 10 days of acquiring such knowledge.  Our bye-laws further provide that the Board may determine that certain shares shall not carry voting rights or shall have reduced voting rights to the extent that the Board reasonably determines is necessary to avoid any adverse tax consequences or materially adverse legal or regulatory treatment.

Common Shares owned by Montpelier are not subject to these adjustments because Montpelier is not a U.S. Person.

We may require shareholders to sell us their Common Shares.

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

The Insurance Act requires that, in respect of a company whose shares are listed on a stock exchange recognized by the BMA, any person who becomes a holder of at least 10%, 20%, 33% or 50% of the shares of an insurance or reinsurance company or its parent must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. This requirement will apply to us as long as our shares are listed on the New York Stock Exchange or the Bermuda Stock Exchange.  If our Common Shares are no longer listed on the New York Stock Exchange or the Bermuda Stock Exchange or another exchange recognized by the BMA, the BMA may, by written notice, object to a person holding 10%, 20%, 33% or 50% of our Common Shares if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce its shareholding in us and may direct, among other things, that the voting rights attaching to its shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

Blue Capital Re is also required to notify the BMA in writing in the event any person has become or has ceased to be a Controller or an officer of it, an officer being a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

Except in connection with the settlement of trades or transactions entered into through the facilities of the New York Stock Exchange and the Bermuda Stock Exchange, the Board may generally require any shareholder or any person proposing to acquire our Common Shares to provide the information required under our bye-laws. If any such shareholder or proposed acquiror does not provide such information, or if the Board has reason to believe that any certification or other information provided pursuant to any such request is inaccurate or incomplete, the Board may decline to register any transfer or to effect any issuance or purchase of Common Shares to which such request is related.

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Shares are listed on the New York Stock Exchange under the symbol BCRH and the Bermuda Stock Exchange under the symbol BCRH.BH.  The quarterly range of the high and low New York Stock Exchange closing prices for our Common Shares during the period from November 6, 2013 (the date our Common Shares commenced trading) to December 31, 2013 and each of the quarterly periods during the year ended December 31, 2014 were as follows:

	High	Low

Quarterly Period Ended:
December 31, 2014	$17.97	$16.63
September 30, 2014	20.05	17.50
June 30, 2014	19.89	17.25
March 31, 2014	21.02	16.46

Period From November 6, 2013 to December 31, 2013	$19.15	$17.97

The IPO was completed at a price of $20.00 per Common Share.

Registered Holders of Common Shares

As of March 6, 2015, we had 2 registered holders of Common Shares.

Dividends Declared on Common Shares

During 2014 we declared and paid quarterly dividends of $0.30 per Common Share during each of the first three quarters and, on February 9, 2015, we announced a fourth “special” dividend with respect to 2014 of $0.66 per Common Share, which is payable on March 13, 2015 to all shareholders of record on February 27, 2015. The aggregate dollar value of all dividends declared with respect to 2014 (which totaled $13.7 million) represented 90.4% of our Distributable Income for the year.  See “Executive Overview” contained in Item 7 herein.

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

We expect that our dividends will be subject to customary dividend tax treatment in the U.S., but if our total dividends paid during any given calendar year exceed our current and accumulated earnings and profits as of the end of such calendar  year (determined under U.S. tax principles), a portion of our dividends paid in that year will be treated: (i) first, as a nontaxable return of capital, to the extent of a shareholder’s tax basis in Common Shares (on a dollar-for-dollar basis); and (ii) subsequently, as capital gain.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2014, with respect to our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	7,000	—	80,500

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

As of December 31, 2014, there were 7,000 RSUs outstanding under the 2013 LTIP.  These RSUs were granted  to our directors in June 2014 and will vest in three equal annual installments based on continuous service, payable in Common Shares at the time of vesting.

Performance Graph

The following graph shows the cumulative total return for a shareholder who invested $100 in Common Shares as of November 6, 2013 (the date our common shares commenced trading), assuming reinvestment of dividends and distributions.  Cumulative returns for the same period are also shown for the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 500 Property & Casualty Insurance Index (“S&P 500 P&C”) for comparison.

The Company’s comparative return assumes the initial value of our Common Shares on November 6, 2013 (the date our Common Shares commenced trading) was the closing price on that day of $18.90 per share and not the IPO price of $20.00 per share.

The returns presented below are based on historical results and are not intended to suggest future performance.

		Period ending:
	November 6,	December 31,	June 30,	December 31,
Company/Index	2013	2013	2014	2014
Blue Capital Reinsurance Holdings Ltd. Common Shares	$100	$97	$106	$99
S&P 500	100	105	112	119
S&P 500 P&C	100	104	106	120

Recent Sales of Unregistered Securities

The following sets forth information regarding all securities sold by the Company within the past three years which were not registered under the Securities Act:

•                           On June 24, 2013, the Company issued 1,000 Common Shares to Montpelier in connection with its $20,000 initial capital contribution to the Company. These Common Shares were repurchased from Montpelier by the Company on November 12, 2013, for the same price at which the Common Shares were issued.

•                            On September 27, 2013, the Company issued 50,000 Common Shares to Montpelier for an aggregate price of $1.0 million in connection with Blue Capital Re’s capitalization as a Class 3A insurer. These Common Shares were issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and were repurchased from Montpelier by the Company on November 12, 2013, for the same price at which the Common Shares were issued.

•                            On November 12, 2013, the Company issued 2,500,000 Common Shares to Montpelier for an aggregate purchase price of $50.0 million in connection with the Private Placement. These Common Shares were issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act.  In connection with the Private Placement, we have entered into a shareholder and registration rights agreement with Montpelier.

The Company received the full proceeds and did not pay any underwriting discounts or commissions with respect to the Common Shares that it sold directly to Montpelier.

Use of Proceeds From Registered Securities

On November 5, 2013, our registration statement on Form S-1 (File No.333-191586) was declared effective pursuant to which, on November 6, 2013, we sold 6,250,000 Common Shares to the public at a price of $20.00 per share.  The underwriters of the IPO were Deutsche Bank Securities Inc., Barclays Capital Inc., Keefe, Bruyette & Woods, Inc., Raymond James & Associates, Inc., UBS Securities LLC, RBC Capital Markets, LLC and Sterne, Agee & Leach, Inc., LLC.  Concurrent with the IPO, we completed the Private Placement with Montpelier, pursuant to which we sold an additional 2,500,000 Common Shares at a price of $20.00 per share.

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

As of December 31, 2014, we had deployed all of our available capital in indemnity reinsurance contracts and related instruments.

Issuer Purchases of Common Shares

The Company did not repurchase any Common Shares during the three month period ended December 31, 2014.

Item 6.         Selected Financial Data

We were incorporated on June 24, 2013 and we commenced our operations on November 12, 2013.  We do not have any operating history prior to 2013.

Selected consolidated statement of operations data, ending consolidated balance sheet data and share data at December 31, 2014 and 2013, for the year ended December 31, 2014 and for the period from June 24, 2013 to December 31, 2013, follows:

(Millions, except per share amounts)	Year Ended December 31, 2014	Period From June 24, 2013 to December 31, 2013
Statements of Operations Data:
Revenues (a)	$44.6	$—
Expenses (b)	(29.5)	(0.7)
Net income (loss) and comprehensive income (loss)	$15.1	$(0.7)
Balance Sheet Data:
Total assets	$201.3	$175.5
Loss and LAE reserves	7.9	—
Debt (c)	8.0	—
Total liabilities	20.8	2.2
Total shareholders’ equity	180.5	173.3
Amounts per Common Share:
Fully converted book value (d)	$20.62	$19.80
Basic and diluted earnings (loss)	1.72	(0.31)
Dividends declared (e)	0.90	—

(a)         We earned no revenues during 2013, primarily because the completion of the IPO occurred subsequent to the key 2013 renewal periods for the reinsurance industry.

(b)         We incurred no expenses in 2013 other than $0.7 million of general and administrative expenses during the period from June 24 to December 31 of that year.

(c)          Represents short-term borrowings under the Credit Agreement.

(d)         See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 herein for a description and computation of our fully converted book value per Common Share (“FCBVPS”).

(e)         During 2014 we declared and paid quarterly cash dividends of $0.30 per Common Share and RSU during each of the first three quarters of the year. During 2013 we did not declare any dividends per Common Share.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the year ended December 31, 2014 and for the period from June 24, 2013 to December 31, 2013, and our financial condition as of December 31, 2014 and 2013. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere in this report.

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

Overview

Summary Financial Results

Year Ended December 31, 2014

We ended 2014 with a FCBVPS of $20.62, an increase of 8.7% for the year after taking into account dividends declared on Common Shares and RSUs during the year.  Our net income for 2014 was $15.1 million, which included $17.1 million of loss and LAE, nearly all of which represented net losses from U.S. and European wind and hail events. Our 2014 GAAP combined ratio was 66.7%.

Period From June 24, 2013 to December 31, 2013

During the period from our formation on June 24, 2013 to December 31, 2013, we: (i) recorded no revenues; (ii) issued $175.0 million in Common Shares pursuant to the IPO and the Private Placement; (iii) incurred general and administrative expenses of $0.7 million; and (iv) incurred $1.0 million of Common Share issuance costs.  As a result, we ended 2013 with a FCBVPS of $19.80 (down $0.20 from our initial FCBVPS on June 24, 2013).

Book Value Per Common Share

The following table presents our computations of book value per Common Share (“BVPS”) and FCBVPS as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Book value numerator (in millions):

[A] Shareholders’ Equity	$180.5	$173.3

Book value denominators (in thousands):

[B] Common Shares outstanding	8,750	8,750

RSUs outstanding	7	—
[C] Common Shares and RSUs outstanding	8,757	8,750

BVPS [A] / [B]	$20.63	$19.80
FCBVPS [A] / [C]	20.62	19.80

Increase (decrease) in FCBVPS:

From December 31, 2013 (1)	8.7%
From June 24, 2013 (2)		(1.0)%

(1)   Computed as the change in FCBVPS after taking into account dividends declared on Common Shares and RSUs of $0.90 per share during 2014.

(2)   On June 24, 2013 the Company issued 1,000 Common Shares to Montpelier in connection with its $20,000 initial capital contribution to the Company, thereby resulting in an initial BVPS and FCBVPS of $20.00.

Our computation of FCBVPS and the increase or decrease in FCBVPS are non-GAAP measures that we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Executive Overview

We are a Bermuda exempted limited liability company that, through our subsidiaries, provides collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities.  Our principal objective is to maximize the expected total return for our shareholders, primarily through the payment of dividends, by underwriting a diversified portfolio of short-tail reinsurance contracts and investing in insurance-linked securities with what we believe to be attractive risk and return characteristics. We provide our shareholders with the opportunity to own an alternative asset class whose returns we believe have historically been largely uncorrelated to those of other asset classes, such as global equities, bonds and hedge funds.

During 2014, our first full year of operations, we experienced solid profitability by generating $15.1 million of net income.  Overall, we achieved an 8.7% increase in our FCBVPS for the year after taking into account dividends declared on Common Shares and RSUs.

During 2014 we declared and paid quarterly dividends of $0.30 per Common Share and RSU during each of the first three quarters and, on February 9, 2015, we announced a fourth “special” dividend with respect to 2014 of $0.66 per Common Share and RSU, which is payable on March 13, 2015 to all shareholders of record on February 27, 2015. The aggregate dollar value of all dividends declared with respect to 2014, which totaled $13.7 million, represented 90.4% of our Distributable Income for the year.

Looking ahead to 2015, we experienced continued competition during the key January 1, 2015 renewal season, due to relatively light industry catastrophe losses experienced over the past several quarters.  As a result, we experienced an overall rate decrease of approximately 10% on the risks we wrote at January 1, 2015.

Despite the competitive market conditions we currently face, through the efforts of the Manager thus far in 2015, we believe that we have achieved preferred signings with our business partners.  Given our strong balance sheet and the Manager’s disciplined underwriting approach, we believe we are positioned to perform well in 2015 and beyond.

Natural Catastrophe Risk Management

We reinsure exposures throughout the world against various natural catastrophe perils. The Manager manages our net exposure to these perils using a combination of industry third-party models, CATM®, underwriting judgment and purchases of outwards reinsurance and/or derivative instruments.

Our multi-tiered risk management approach focuses on tracking exposed contract limits, estimating the potential net impact of a single natural catastrophe event and simulating our yearly net operating result to reflect an aggregation of modeled underwriting, investment and other risks.  The Manager and the Board regularly review the outputs from this process and the Manager routinely seeks to refine and improve our risk management process.

The following discussion should be read in conjunction with the “Risk Factors” contained in Item 1A herein, in particular the risk factor entitled “Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties.”

Exposure Management

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones. Our January 1, 2015 projected net exposures by zone were in compliance with our underwriting guidelines. Namely, our projected net exposure to any one zone was below 50% of our shareholders’ equity at December 31, 2014.

These broadly defined major catastrophe zones are defined as follows:

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
Japan
South America
Middle East

(1)  Consisting of France, Germany, Switzerland and Austria.

Single Event Losses

For certain defined natural catastrophe region and peril combinations, the Manager assesses the probability and likely magnitude of losses using a combination of industry third-party models, CATM® and underwriting judgment. The Manager attempts to model the projected net impact from a single event, taking into account contributions from property catastrophe reinsurance (including retrocessional business), property pro-rata reinsurance and event-linked derivative securities, offset by the net benefit of any reinsurance or derivative protections we purchase and the benefit of premiums.

There is no single standard methodology or set of assumptions utilized industry-wide in estimating property catastrophe losses. As a result, it may be difficult to accurately compare estimates of risk exposure among different insurance and reinsurance companies due to, among other things, underwriting judgment, differences in modeling, modeling assumptions, portfolio composition and concentrations, and selected event scenarios.

The table that follows details the projected net impact from single event losses as of January 1, 2015 for selected zones at specified return periods using AIR Worldwide Corporation’s Touchstone 2.0 and CATRADER 16.0, both of which are  industry-recognized third-party vendor models. It is important to note that each catastrophe model contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Since the Manager utilizes a combination of third-party models, CATM® and underwriting judgment to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the table below:

Net Impact From Single Event Losses at Specified Return Periods

	Net Impact		Percentage of December 31, 2014
	(Millions)	Return Period (1)	Shareholders’ Equity

U.S. - Florida hurricane	$60	1 in 100 year	33%

Japan earthquake	31	1 in 250 year	17%

U.K. and Ireland windstorm	30	1 in 100 year	17%

All other zones			less than 15%

(1)   A “100-year” return period can also be referred to as the 1.0% occurrence exceedance probability (“OEP”), meaning there is a 1.0% chance in any given year that this level will be exceeded.  A “250-year” return period can also be referred to as the 0.4% OEP, meaning there is a 0.4% chance in any given year that this level will be exceeded.

Our January 1, 2015 single event loss exposures were within our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our shareholders’ equity at December 31, 2014, and the projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our shareholders’ equity at December 31, 2014.

Our projections of the net impact from single event losses may vary considerably within a particular territory depending on the specific characteristics of the event.

Given the limited availability of reliable historical data, there is a great deal of uncertainty with regard to the accuracy of any catastrophe model, especially when contemplating longer return periods.

Our single event loss estimates represent snapshots as of January 1, 2015.  The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, losses incurred, the expiration of existing policies, and changes in our ceded reinsurance and derivative protections.

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

The Manager views this approach as a supplement to our single event stress test as it allows for multiple losses from both natural catastrophe and other circumstances and attempts to take into account certain risks that are unrelated to our underwriting activities. Through our modeling, we endeavor to take into account many risks that we face as an enterprise. However, by the very nature of the insurance and reinsurance business, and due to limitations associated with the use of models in general, our simulated result does not cover every potential risk.

I.          Results of Operations

We operate as a single business segment through the Company and its wholly-owned subsidiaries: (i) Blue Capital Re, a Bermuda exempted limited liability company registered as a Class 3A insurer in Bermuda, which offers collateralized reinsurance; and (ii) Blue Capital Re ILS, a Bermuda exempted limited liability company which conducts hedging and other investment activities in support of Blue Capital Re’s operations.

Subsidiaries of Montpelier manage our reinsurance underwriting decisions and provide us with the services of our CEO and our CFO. Through this relationship, we leverage Montpelier’s reinsurance underwriting expertise and infrastructure to conduct our business.

Our consolidated results of operations for the year ended December 31, 2014 and for the period from June 24, 2013 to December 31, 2013 were as follows:

($ in millions)	Year Ended December 31, 2014	Period From June 24, 2013 to December 31, 2013

Revenues

Reinsurance premiums written	$45.0	$—
Change in net unearned reinsurance premiums	(1.1)	—
Net reinsurance premiums earned	43.9	—

Net income from derivative instruments	0.7	—
Total revenues	44.6	—

Expenses

Underwriting expenses:
Loss and LAE	(17.1)	—
Reinsurance acquisition costs	(7.7)	—
General and administrative expenses	(4.5)	(0.7)

Non-underwriting expenses:
Interest and financing expenses	(0.2)	—

Total expenses	(29.5)	(0.7)

Net income (loss) and comprehensive income (loss)	$15.1	$(0.7)

Loss and LAE ratio	39.0%	—%
Acquisition cost ratio	17.5%	—%
General and administrative expense ratio	10.2%	—%
GAAP combined ratio	66.7%	—%

Note: For the period from June 24, 2013 (the date of our formation) to December 31, 2013, we had no revenues.

Reinsurance Premiums Written and Earned

During 2014 we wrote $45.0 million of reinsurance premiums, all of which represented indemnity reinsurance contracts relating to property catastrophe risks.  See “Reinsurance Premiums and Acquisition Costs”  in Note 1 of the Notes to Consolidated Financial Statements.

During 2014 we earned $43.9 million of reinsurance premiums. Our net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Our reinsurance premiums written and earned during 2014 included $0.3 million of reinstatement premiums.

We did not write or earn any reinsurance premiums during 2013.

Net Income From Derivative Instruments

During 2014 our in-force derivative contracts included the Inward ILW Swap and the Outward ILW Swap. See Note 4 of the Notes to Consolidated Financial Statements.  We were not aware of any industry loss events occurring during the terms of the Inward ILW Swap and the Outward ILW Swap that would have triggered a payment obligation, or receipt, under either of these derivative instruments.  Accordingly, we recognized $0.7 million in net income from the  Inward ILW Swap and the Outward ILW Swap during 2014.

We did not derive any net income from derivative instruments during 2013.

Loss and LAE

During 2014 we incurred $17.1 million of net loss and LAE, nearly all of which represented net losses in connection with 2014 U.S. and European wind and hail events.

We did not incur any loss and LAE during 2013.

Reinsurance Acquisition Costs

Our reinsurance acquisition costs, which we normally recognize over the underlying risk period of the related contracts, include commissions, brokerage costs, premium taxes and excise taxes, in each case, when applicable, and are normally a set percentage of gross premiums written. Our reinsurance acquisition costs may also include profit commissions, which are paid by reinsurers to ceding companies in the event of favorable loss experience.

Our total reinsurance acquisition costs incurred during 2014 were $7.7 million, representing an acquisition cost ratio of 17.5%.  The reinsurance acquisition costs we incurred that were attributable to commissions, brokerage costs and other were $6.5 million, which contributed 14.7 percentage points to our 2014 reinsurance acquisition cost ratio. The reinsurance acquisition costs we incurred that were attributable to profit commissions, which fluctuate based on our loss experience, were $1.2 million, which contributed the remaining 2.8 percentage points to our 2014 reinsurance acquisition cost ratio.

We did not incur any reinsurance acquisition costs during 2013.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the year ended December 31, 2014 and for the period from June 24, 2013 to December 31, 2013:

(Millions)	Year Ended December 31, 2014	Period From June 24, 2013 to December 31, 2013

Amounts incurred pursuant to the Investment Management Agreement	$2.6	$0.4
Public company expenses	1.3	0.2
Amounts incurred pursuant to the Administrative Services Agreement	0.6	0.1
Total general and administrative expenses	$4.5	$0.7

See Note 11 of the Notes to Consolidated Financial Statements for detailed information regarding the nature of the expenses that we incur pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement. During 2014 and 2013, we incurred less than $0.1 million and zero of expense pursuant to the Underwriting and Insurance Management Agreement, respectively.

Our public company expenses incurred during the periods presented consisted primarily of director fees, corporate insurance premiums, audit fees and other expenses associated with being a publicly traded company.

Interest and Financing Expenses

On May 2, 2014, we entered into the Credit Agreement which permits us to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. As of December 31, 2014, we had $8.0 million of outstanding borrowings under the Credit Agreement.

We incurred $0.1 million in non-recurring fees in establishing the Credit Agreement and we are subject to an ongoing annual commitment and administrative fee of 0.375% of the facility’s total capacity.

Montpelier serves as a guarantor of our obligations under the Credit Agreement and receives an annual guarantee fee equal to 0.125% of the facility’s total capacity.

We incurred and paid interest, commitment fees and guarantee fees of $0.1 million during 2014 in connection with the Credit Agreement.

Income Taxes

We were not subject to income taxes in any jurisdiction during the periods presented.

II.  Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its operating subsidiaries to pay its expenses and dividends to its shareholders and to repay its outstanding borrowings under the Credit Agreement. There are restrictions imposed by the BMA on the payment of dividends to the Company from its operating subsidiaries as described in Note 10 of the Notes to Consolidated Financial Statements.

The primary sources of cash for the Company’s operating subsidiaries are capital contributions, premium collections, issuances of and net income from insurance-linked securities and reinsurance recoveries.  The primary uses of cash for the Company’s operating subsidiaries are payments of loss and LAE, reinsurance acquisition costs, general and administrative expenses, including fees payable to the Manager, ceded reinsurance, purchases of and net losses from insurance-linked securities and dividends and distributions.

As of December 31, 2014, we held $11.5 million of cash and cash equivalents of which: (i) $10.0 million was pledged to trust accounts established for the benefit of third parties; (ii) $0.4 million was pledged to trust accounts established for the benefit of Blue Water Re (in support of the BW Retrocessional Agreement); and (iii) $1.1 million represented unencumbered cash on hand.

As of December 31, 2014, the Company had $8.0 million of outstanding borrowings under the Credit Agreement. Of these borrowings, $4.0 million was repaid on January 26, 2015, and (while outstanding) was subject to an annual interest rate of 1.33%, and $4.0 million must be repaid no later than April 10, 2015, and is subject to an annual interest rate of 1.32%. See Note 7 of the Notes to Consolidated Financial Statements.

The Company’s January 2015 repayment of $4.0 million of its outstanding borrowings under the Credit Agreement was made with funds received from Blue Capital Re, which were made available to Blue Capital Re in the normal course through the release of funds previously held as collateral.  The Company intends to repay the remaining $4.0 million of its outstanding borrowings under the Credit Agreement in April 2015 with funds it expects to receive from Blue Capital Re, which are expected to be made available to Blue Capital Re in the normal course through scheduled releases of funds currently held as collateral.

The Credit Agreement contains covenants that limit the Company’s and, to a lesser extent, Montpelier’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.  The Credit Agreement also contains covenants that require: (i) the Company to maintain a debt to total capitalization ratio less than or equal to 22.5%; (ii) Montpelier to maintain a financial strength rating from Fitch of at least “BBB+”; and (iii) each of the Company and Montpelier to maintain at least 70% of its net worth as of the date of the Credit Agreement.  If the Company or Montpelier were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against the Company or Montpelier.  As of December 31, 2014, the Company and Montpelier (as a guarantor) were in compliance with each of the covenants associated with the Credit Agreement.

We intend to renew the Credit Agreement prior to its scheduled expiration in May 2015, and we currently believe that we will be able to do so on similar terms and conditions to those in the existing agreement.

The Company declared cash dividends per Common Share and RSU of $0.90 during the year ended December 31, 2014.  The total amount of dividends paid to holders of Common Shares and RSUs during 2014 was $7.9 million.

On February 9, 2015, the Company declared a fourth “special” dividend of $0.66 per Common Share and RSU, which is payable on March 13, 2015 to holders of record on February 27, 2015.  The total amount of the special dividend to be paid in March 2015 is $5.8 million.  The Company intends to pay the special dividend with funds it expects to receive from Blue Capital Re, which are expected to be made available to Blue Capital Re in the normal course through scheduled releases of funds currently held as collateral.

We intend to continue to make regular quarterly dividend payments for each of the first three fiscal quarters of each fiscal year, followed by a fourth “special” dividend after the end of our fiscal year to meet our dividend payout target for each fiscal year.  Any future determination to pay dividends will remain at the discretion of the Board and will be dependent upon many factors, including: (i) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of our expenses) and capital requirements; (ii) general business conditions, (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; and (v) any other factors that the Board deems relevant. We currently expect that our dividends will be subject to customary dividend tax treatment in the U.S., but if our total dividends paid during any given year exceed our current and accumulated earnings and profits as of the end of such year (determined under U.S. tax principles), a portion of our dividends paid in that year will be treated: (i) first, as a nontaxable return of capital, to the extent of a shareholder’s tax basis in Common Shares (on a dollar-for-dollar basis); and (ii) subsequently, as capital gain.

Capital Resources

Our total shareholders’ equity (or total capital) was $180.5 million and $173.3 million at December 31, 2014 and 2013, respectively.  The increase in our total capital during the year ended December 31, 2014 was the result of recording net income of $15.1 million and declaring $7.9 million in dividends to holders of Common Shares and RSUs.

We do not consider our short-term borrowings outstanding under the Credit Agreement to be a component of our capital structure.

We may need to raise additional capital in the future, by issuing new debt, equity or hybrid securities, in order to enable us to, among other things: write new business; enter into other reinsurance opportunities; cover or pay losses; manage working capital requirements; repurchase Common Shares; respond to, or comply with, any changes in the capital requirements, if any, that the BMA or other regulatory bodies may require; acquire new businesses; or invest in existing businesses. We intend to rely on future offerings of Common Shares to raise additional equity capital; however, we cannot assure you that we will be able to successfully raise additional capital. In the event that we incur indebtedness for any of these purposes or other purposes, we intend to limit our borrowing to an amount no greater than 50% of our shareholders’ equity at the time of the borrowing. However, subject to the approval of the Board, we may borrow an amount in excess of 50% of our shareholders’ equity at the time of the borrowing.

The issuance of any new debt, equity or hybrid securities might be on terms and conditions that are unfavorable to our shareholders. Any new issuances of equity or hybrid securities could include the issuance of securities with rights, preferences and privileges that are senior or otherwise superior to those of Common Shares and could be dilutive to our existing shareholders. Any new debt securities may contain terms that materially restrict our operations, including our ability to distribute cash to our shareholders.  In addition, if we cannot obtain adequate capital on favorable terms, or at all, our business could be adversely affected.

Collateral Requirements and Restrictions

Each of the reinsurance contracts that Blue Capital Re writes is required to be fully-collateralized by cash and cash equivalents or funds held by reinsurance companies. This collateral is not available to Blue Capital Re for any other purpose until the expiration of the applicable reinsurance contract (or, in the event of a covered loss, the resolution of such loss under the applicable contract).

Each industry loss warranty contract that Blue Capital Re ILS issues is required to be fully-collateralized by cash and cash equivalents. This collateral is not available to Blue Capital Re ILS for any other purpose until the expiration of the applicable industry loss warranty contract (or, in the event of a covered loss, the resolution of such loss under the contract).

Contractual Obligations and Commitments

As of December 31, 2014, the Company had $8.0 million of outstanding borrowings under the Credit Agreement. Of these borrowings, $4.0 million was repaid on January 26, 2015 and $4.0 million must be repaid no later than April 10, 2015.

The Company and its operating subsidiaries have entered into the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement with the Manager.

A summary of our obligations pursuant to each of these agreements follows:

Investment Management Agreement.  Pursuant to the Investment Management Agreement, we are obligated to pay the Manager a management fee (the “Management Fee”) equal to 1.5% of our average total shareholders’ equity (as defined in the Investment Management Agreement) per annum, calculated and payable in arrears in cash each quarter (or part thereof) that the Investment Management Agreement is in effect.

As of December 31, 2014, our total shareholders’ equity was $180.5 million.  Assuming that our average total shareholders’ equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $2.7 million per year pursuant to this agreement.

Underwriting and Insurance Management Agreement.  Pursuant to the Underwriting and Insurance Management Agreement, we are obligated to pay the Manager a performance fee (the “Performance Fee”) which is equal to 20% of our pre-tax, pre-Performance Fee income over a hurdle amount (as defined in the Underwriting and Insurance Management Agreement) and payable in arrears in cash each quarter (or part thereof) that such agreement is in effect.

Since the Underwriting and Insurance Management Agreement is dependent on our future performance, we are unable to determine the amount of Performance Fees we would expect to pay the Manager in future periods pursuant to this agreement. To date, we have incurred less than $0.1 million in Performance Fees pursuant to this agreement.

Administrative Services Agreement.  Pursuant to the Administrative Services Agreement, we are obligated to reimburse the Manager for various fees, expenses and other costs in connection with the services provided under the terms of this agreement, including the services of our Chief Financial Officer, modeling software licenses and finance, legal and administrative support.

We currently expect to pay the Manager approximately $0.6 million per year in future periods pursuant to this agreement.

Certain Termination Provisions Associated with the Foregoing Agreements.  We may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement for five years after the completion of the IPO, whether or not the Manager’s performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), we must pay a one-time termination fee to the Manager equal to 5% of our GAAP shareholders’ equity, calculated as of the most recently completed quarter prior to the date of termination.

As of December 31, 2014, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $9.0 million.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at December 31, 2014 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Regulation and Capital Requirements

The Company and its subsidiaries are subject to regulation and capital requirements established by supervisors in multiple jurisdictions.  See Note 10 of the Notes to Consolidated Financial Statements for detailed information concerning our regulatory and capital requirements.

Off-Balance Sheet Arrangements

As of December 31, 2014, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

We experienced a net increase (decrease) in our cash and cash equivalents of $(162.3) million and $173.8 million during 2014 and 2013, respectively.

During the year ended December 31, 2014, our transfers of cash and cash equivalents into trusts established by Blue Water Re in support of our reinsurance obligations and payments of general and administrative expenses exceeded our premium collections and other operating activities by $162.4 million. We also paid $7.9 million in dividends to holders of Common Shares and RSUs and raised $8.0 million pursuant to borrowings under the Credit Agreement during the period.

During the period from June 24, 2013 to December 31, 2013, we raised $174.0 million in net proceeds from the IPO and the Private Placement and used $0.2 million for operating cash purposes. We had no investing cash flows during this period.

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

•                  we received $6.2 million from Montpelier as reimbursement of the underwriting discounts and commissions we incurred in the IPO; and

•                we repurchased $1.0 million of Common Shares from Montpelier.

Repatriation of Cash

We do not have any operations outside of Bermuda and, accordingly, we do not expect to repatriate any cash or other assets from any other jurisdiction.

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

Loss and LAE Reserves

Our loss and LAE reserves represent our best estimate of future amounts needed to pay our claims and related expenses (such as claim adjusters’ fees and litigation expenses) for insured losses that have occurred. The process of estimating these reserves involves a considerable degree of judgment, and our estimates as of any given date are inherently uncertain. The Manager provides us with assistance in establishing, maintaining and settling our loss and LAE reserves.

Estimating loss and LAE reserves requires us to make assumptions regarding reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in legal environments, inflation, loss amplification and other factors. These estimates and judgments are based on numerous considerations and are revised as: (i) we receive changes in loss amounts reported by ceding companies and brokers; (ii) we obtain additional information, experience or other data; (iii) new or improved methodologies are developed; or (iv) laws change.

The timeliness of loss reporting can be affected by such factors as the nature of the event causing the loss, the location of the loss and where our exposure falls within the cedant’s overall reinsurance program. Our reserving process is highly dependent on the loss information we receive from ceding companies and brokers. Furthermore, during the loss settlement period, which may last several years, additional facts regarding individual claims and trends often will become known, and case law may change, all of which can affect our ultimate expected losses.

Our loss and LAE reserves are comprised of case reserves, which are based on claims that have been reported to us, and incurred but not reported (“IBNR”) reserves, which are based on losses that we believe to have occurred but for which claims have not yet been reported to us and which may include a provision for expected future development on our case reserves.

Our case reserve estimates are initially determined on the basis of loss reports we receive from our cedants. Our IBNR reserve estimates are determined using various actuarial methods as well as a combination of historical insurance industry loss experience, estimates of pricing adequacy trends and our professional judgment. The process we use to estimate our IBNR reserves involves projecting our estimated ultimate loss and LAE reserves and then subtracting paid claims and case reserves as notified by the ceding company, to arrive at our IBNR reserves.

Most of our reinsurance contracts are comprised of business that has both a low frequency of claims occurrence and a high potential severity of loss, primarily from claims arising from natural and man-made catastrophes. Given the high-severity, low-frequency nature of these events, the losses typically generated therefrom do not lend themselves to traditional actuarial reserving methods, such as statistical calculations of a range of estimates surrounding the best point estimate of our loss and LAE reserves. Therefore, our reserving approach for these types of coverages is to estimate the ultimate cost associated with a single loss event rather than to analyze the historical development patterns of past losses as a means of estimating ultimate losses for an entire accident year. We estimate our reserves for these large events on a contract-by-contract basis by means of a review of policies with known or potential exposure to a particular loss event.

The two primary bases we use for estimating the ultimate loss associated with a large event are: (i) actual and precautionary claims advice received from the cedant; and (ii) the nature and extent of the impact the event is estimated to have on the industry as a whole and the affected underlying contracts. Immediately after a loss event, the estimated industry market loss is the primary driver of our ultimate loss from such event. In order to estimate the nature and extent of the event, we rely on output provided by commercially available catastrophe models, as well as proprietary models developed by Montpelier and utilized by the Manager. The exposure of each cedant potentially affected by the event is analyzed on the basis of this output. As the amount of information received from cedants increases during the period following an event, so does our reliance on this information.

While the approach we use in reserving for large events is applied with consistency, at any point in time the specific reserving assumptions may vary among contracts. The assumptions for a specific contract may depend upon the class of business, historical reporting patterns of the cedant (if any), whether or not the cedant provides an IBNR estimate, how much of the loss has been paid, the number of underlying claims still open and other factors. For example, the expected loss development for a contract with one percent of its claims still open would likely be less than for a contract with 50% of its claims still open.

To the extent we rely on industry data to aid us in our reserve estimates, there is a risk that the data may not match our risk profile or that the industry’s overall reserving practices differ from our own and those of our cedants. In addition, reserving may prove to be especially difficult should a significant loss take place near the end of a reporting period, particularly if the loss involves a catastrophic event. These factors further contribute to the degree of uncertainty in our reserving process.

As a reinsurer, we rely on loss information reported to brokers by primary insurers who, in turn, must estimate their own losses at the policy level, often based on incomplete and changing information. The information we receive varies by cedant and may include paid losses, estimated case reserves and an estimated provision for IBNR reserves. Reserving practices and the quality of data reporting vary among ceding companies, which adds further uncertainty to the estimation of our ultimate losses. The nature and extent of information we receive from ceding companies and brokers also vary widely depending on the type of coverage, the contractual reporting terms (which are affected by market conditions and practices) and other factors. Due to the lack of standardization of the terms and conditions of reinsurance contracts, the wide variability of coverage provided to individual clients and the tendency of those coverages to change rapidly in response to market conditions, the ongoing economic impact of such uncertainties and inconsistencies cannot be reliably measured. Additional risks to us involved in the reporting of retrocessional contracts include varying reserving methodologies used by the original cedants and an additional reporting lag due to the time required for the retrocedant to aggregate its assumed losses before reporting them to us. Additionally, the number of contractual intermediaries are typically greater for retrocessional business than for insurance and reinsurance business, thereby further increasing the time lag and imprecision associated with loss reporting.

Since we rely on ceding company estimates of case and IBNR reserves in the process of establishing our own loss and LAE reserves, we maintain certain procedures designed to mitigate the risk that this information is incomplete or inaccurate. These procedures may include: (i) comparisons of expected premiums to reported premiums, which help us to identify delinquent client periodic reports; (ii) ceding company audits to facilitate loss reporting and identify inaccurate or incomplete claim reporting; and (iii) underwriting reviews to ascertain that the losses ceded are covered as provided under the contract terms. We also utilize catastrophe model outputs and industry market share information to evaluate the reasonableness of reported losses, which are also compared to loss reports received from other cedants. These procedures are incorporated in our internal control processes on an ongoing basis and are regularly evaluated and amended as market conditions, risk factors and unanticipated areas of exposure develop.

We do not expect to experience any significant claims processing backlogs, although such backlogs may occur following a major catastrophic event.

The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in our loss and LAE reserves being significantly greater or less than the loss and LAE reserves we initially established. Any adjustments to our loss and LAE reserves are reflected in our financial results during the period in which they are determined.

We have determined that our best estimates for our gross and net loss and LAE reserves at December 31, 2014 and 2013 were $7.9 million and zero, respectively. The following table summarizes the composition of these reserves at December 31, 2014 and 2013:

	December 31,
(Millions)	2014	2013

Gross and net IBNR	$3.3	$—
Gross and net Case Reserves	4.6	—
Gross and net unpaid loss and LAE reserves	$7.9	$—

GAAP does not permit us to record or carry contingency reserves for catastrophe losses that are expected to occur in the future. Therefore, during periods in which significant catastrophe loss events occur, our underwriting results are likely to be adverse, and during periods in which significant catastrophe loss events do not occur, our underwriting results are likely to be favorable.

We believe that our reserves for loss and LAE are sufficient to cover losses that fall within the terms of our policies and agreements with our insured and reinsured customers on the basis of the methodologies used to estimate those reserves. There can be no assurance, however, that actual losses will not be less than or exceed our total established reserves.

Written and Earned Reinsurance Premiums

We write reinsurance contracts on both an excess-of-loss and a pro-rata basis. For excess-of-loss contracts, written premiums are typically based on the deposit or minimum premium specified in the reinsurance contract. For pro-rata contracts, written premiums are recognized based on estimates of ultimate premiums provided by either the ceding companies or the Manager.

All of our reinsurance contracts are currently being written on a losses-occurring basis, which means that all claims occurring during the period of the contract are covered, regardless of the inception dates of the underlying policies. Any claims occurring after the expiration of a losses-occurring contract are not covered.

For reinsurance contracts which incorporate minimum premium amounts, we typically write the entire ultimate premium at inception, and earn the associated premium after the premium is written over the term of the contract. For reinsurance contracts which do not incorporate minimum premium amounts, we typically write the premium over the term of the contract, and earn the associated premium in the same periods that the premium is written.

Subsequent adjustments of written premium, based on reports of actual premium by the ceding companies, or revisions in estimates of ultimate premium, are recorded in the period in which they are determined. Such adjustments are generally determined after the associated risk periods have expired, in which case the premium adjustments are fully earned when written.

Some of our reinsurance contracts may include contract terms that require an automatic reinstatement of coverage in the event of a loss. Reinstatement premiums are fully earned or expensed as applicable when a triggering loss event occurs and losses are recorded. We record reinstatement premiums on a basis consistent with our estimates of losses and LAE. During 2014 and 2013 we recorded net written and earned reinstatement premiums totaling $0.3 million and zero, respectively.

We routinely review the creditworthiness of our cedants on the basis of our market knowledge, the cedant’s current financial strength ratings, the timeliness of cedants’ past payments and the status of current balances owing. Based on our reviews, we have determined that we did not require an allowance for uncollectible reinsurance premiums receivable as of December 31, 2014 and 2013.

JOBS Act

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an emerging growth company. As an emerging growth company, we have elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period was irrevocable.

We have also determined that, as an emerging growth company, we will not: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b); (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; or (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of our CEO’s compensation to median employee compensation.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

We believe that our consolidated balance sheets are principally exposed to natural catastrophe risk, credit risk and the effects of inflation. Our consolidated balance sheets are not currently exposed to interest rate risk or foreign currency risk.

Natural Catastrophe Risk

We have exposure to natural catastrophes around the world. We manage our exposure to catastrophes using a combination of industry third-party models, CATM®, underwriting judgment and purchases of outwards reinsurance and/or derivative instruments.

The Manager’s multi-tiered risk management approach focuses on tracking exposed contract limits, estimating the potential impact of a single event and simulating our yearly operating result to reflect an aggregation of modeled underwriting risks. See “Natural Catastrophe Risk Management” contained in Item 7 herein.

Credit Risk

Our financial instruments, which may potentially subject us to concentrations of credit risk, consist primarily of cash equivalents, reinsurance premiums receivable and derivative instruments.

We hold cash equivalents consisting of fixed income investments with maturities of less than three months, as measured from the date of purchase, that have a very high credit quality. Therefore, we would expect that our exposure to the loss of principal for such investments resulting from issuer credit difficulties to be both: (i) remote; and (ii) significantly less than that of an entity that holds fixed income investments with a longer duration and a lower credit quality.

In the event of the insolvency of the institutions, including banks, custodians and other counterparties such as Blue Water Re, with which we do business, or to which our assets have been entrusted, we may be temporarily or permanently deprived of the assets held by or entrusted to that institution, which may affect our performance.

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

We remain liable for losses we incur to the extent that any third-party reinsurer is unable or unwilling to make timely payments to us under our reinsurance agreements. We also remain liable in the event that any of our ceding companies is unable to collect amounts due from its underlying third-party reinsurers.

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

Item 9.               Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

Our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2014. Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures are effective.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

There have been no changes in our internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Reported under the captions “Directors, Executive Officers and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

The Company’s Code of Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.bcapre.bm and is included as Exhibit 14 to this report. The Company’s Code of Conduct and Ethics is also available in print free of charge to any shareholder upon request.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board since the IPO. The procedures for shareholders to nominate directors are reported under the caption “The Board and Committees - Shareholder Recommendations” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

Item 11.        Executive Compensation

Reported under the caption “Executive Compensation” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Reported under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2015 Proxy Statement, herein incorporated by reference and “Securities Authorized for Issuance Under Equity Compensation Plans” contained in Item 5 herein.

Item 13.        Certain Relationships and Related Transactions and Director Independence

Reported under the captions “Certain Relationships and Related Transactions” and “The Board and Committees” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

Item 14.        Principal Accountant Fees and Services

Reported under the caption “Appointment of Independent Auditor” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)                   Documents Filed as Part of the Report

The financial statements, financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 67 of this report. A listing of all exhibits filed as part of the report appears on pages 63 through 65 of this report.

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

10.2

Underwriting and Insurance Management Agreement dated November 12, 2013, among the Company, Blue Capital Re and the Manager (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 12, 2013).

10.3	Investment Management Agreement dated November 12, 2013, between the Company and the Manager (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 12, 2013).

10.4

Amended and Restated Administrative Services Agreement dated November 13, 2014, between the Company and the Manager (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 14, 2014).

10.5	Trademark License Agreement dated November 12, 2013, between the Company and Montpelier (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 12, 2013).

10.6	Shareholder and Registration Rights Agreement dated November 12, 2013 (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on November 12, 2013).

10.7	Retrocession Agreement dated December 31, 2013, between Blue Capital Re and Blue Water Re (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 6, 2014).

10.8	Lock-up Agreement with Montpelier Re dated October 29, 2013 (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K filed on March 7, 2014).

10.9	Form of Director and Officer Lock-up Agreement dated October 29, 2013 (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 7, 2014).

10.10	The Company’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Registration No. 333-191586).

10.11

Form of Director Restricted Share Unit Award Agreement under the Company’s 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2014).

10.12

Credit Agreement dated as of May 2, 2014, among the Company (as Borrower), the Guarantors party thereto (as Guarantors), Royal Bank of Canada (as Administrative Agent), RBC Capital Markets (as Arranger) and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 5, 2014).

10.13

Guarantee Agreement dated as of May 2, 2014, among Montpelier, and the other Guarantors party thereto and Royal Bank of Canada (as Administrative Agent) (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 5, 2014).

11	Computation of Per Share Earnings (included in Note 6 of the Notes to Consolidated Financial Statements). (*)

14	Code of Ethics. (*)

21	Subsidiaries of the Registrant, filed with this report. (*)

23	Consent of PricewaterhouseCoopers Ltd., filed with this report. (*)

24	Power of Attorney (included as part of Signatures page). (*)

Exhibit Number	Description of Document
31.1	Certification of William Pollett, CEO of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, CFO of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of William Pollett and Michael S. Paquette, CEO and CFO, respectively, of the Company, pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from the Company’s Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) the Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2014 and 2013; (iii) the Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2014 and 2013; and (iv) the Notes to the Consolidated Financial Statements. (*)

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

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

Date:	March 11, 2015	By:	/s/ MICHAEL S. PAQUETTE
Michael S. Paquette
Chief Financial Officer

Power of Attorney

KNOW ALL MEN by these presents, that the undersigned does hereby make, constitute and appoint William Pollett, Michael S. Paquette and Allison D. Kiene and each of them, as true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution, resubstitution and revocation, for and in the name, place and stead of the undersigned, to execute and deliver the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and any and all amendments thereto; such Form 10-K and each such amendment to be in such form and to contain such terms and provisions as said attorney or substitute shall deem necessary or desirable; giving and granting unto said attorney, or to such person or persons as in any case may be appointed pursuant to the power of substitution herein given, full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or, in the opinion of said attorney or substitute, able to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney or such substitute shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 11th day of March, 2015.

Signature	Title

/s/ WILLIAM POLLETT	President, Chief Executive Officer and Director
William Pollett	(Principal Executive Officer)

/s/ MICHAEL S. PAQUETTE	Chief Financial Officer
Michael S. Paquette	(Principal Financial Officer and Principal Accounting Officer)

/s/ CHRISTOPHER L. HARRIS	Chairman
Christopher L. Harris

/s/ D. ANDREW COOK	Director
D. Andrew Cook

/s/ ERIC LEMIEUX	Director
Eric Lemieux

/s/ JOHN R. WEALE	Director
John R. Weale

Index to Consolidated Financial Statements and Financial Statement Schedules

Form
10-K
page(s)

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2014 and 2013		F-1

Consolidated Statements of Operations and Comprehensive Income for the Year Ended December 31, 2014 and the Period From June 24, 2013 to December 31, 2013		F-2

Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2014 and the Period From June 24, 2013 to December 31, 2013		F-3

Consolidated Statements of Cash Flows for the Year Ended December 31, 2014 and the Period From June 24, 2013 to December 31, 2013		F-4

Notes to Consolidated Financial Statements		F-5

Other Financial Information:

Management’s Responsibility For Financial Statements		F-16

Management’s Annual Report on Internal Control over Financial Reporting		*

Report of Independent Registered Public Accounting Firm		F-16

Selected Quarterly Financial Data (unaudited)		F-17

Financial Statement Schedules:

I.	Summary of Investments - Other than Investments in Related Parties	**

II.	Condensed Financial Information of the Registrant	FS-1

III.	Supplementary Insurance Information	FS-3

IV.	Reinsurance	**

V.	Valuation and Qualifying Accounts	**

VI.	Supplemental Information Concerning Property and Casualty Insurance Operations	**

*                 Not included due to a transition period established by the rules of the SEC for newly public companies.

**          Not required to be filed in accordance with Rule 7-05 of Regulation S-X.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2014	2013
Assets
Cash and cash equivalents	$11.5	$173.8
Reinsurance premiums receivable	5.9	—
Deferred reinsurance acquisition costs	0.1	—
Funds held by ceding companies	183.6	—
Other assets	0.2	1.7

Total Assets	$201.3	$175.5
Liabilities
Loss and loss adjustment expense reserves	$7.9	$—
Unearned reinsurance premiums	1.1	—
Debt	8.0	—
Reinsurance balances payable	2.8	—
Accounts payable and accrued expenses (See Note 11)	1.0	0.7
Other liabilities	—	1.5

Total Liabilities	20.8	2.2

Commitments and Contingent Liabilities (See Note 12)	—	—

Shareholders’ Equity
Common Shares at $1.00 par value per share - 100,000,000 shares authorized; 8,750,000 shares issued and outstanding	8.8	8.8
Additional paid-in capital	165.2	165.2
Retained earnings (deficit)	6.5	(0.7)

Total Shareholders’ Equity	180.5	173.3

Total Liabilities and Shareholders’ Equity	$201.3	$175.5

See Notes to Consolidated Financial Statements, including Note 11 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		Period From
	Year Ended	June 24, 2013 to
(In millions of U.S. dollars, except per share amounts)	December 31, 2014	December 31, 2013
Revenues

Reinsurance premiums written	$45.0	$—
Change in net unearned reinsurance premiums	(1.1)	—

Net reinsurance premiums earned	43.9	—
Net income from derivative instruments	0.7	—

Total revenues	44.6	—
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	17.1	—
Reinsurance acquisition costs	7.7	—
General and administrative expenses	4.5	0.7
Non-underwriting expenses:
Interest and financing expenses	0.2	—

Total expenses	29.5	0.7

Net income (loss) and comprehensive income (loss)	$15.1	$(0.7)

Per share data:
Basic and diluted earnings (loss) per Common Share	$1.72	$(0.31)
Dividends declared per Common Share and RSU	0.90	—

See Notes to Consolidated Financial Statements, including Note 11 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total	Common	Additional	Retained
	shareholders’	Shares at	paid-in	earnings
(In millions of U.S. dollars)	equity	par value	capital	(deficit)

Beginning balances at June 24, 2013	$—	$—	$—	$—

Net loss	(0.7)	—	—	(0.7)

Issuances of Common Shares:
In connection with the Company’s initial capitalization	1.0	—	1.0	—
In connection with the IPO	125.0	6.3	118.7	—
In connection with the Private Placement	50.0	2.5	47.5	—

Common Share issuance costs	(7.2)	—	(7.2)	—

Reimbursement of certain Common Share issuance costs (see Note 11)	6.2	—	6.2	—

Repurchase of Common Shares	(1.0)	—	(1.0)	—

Ending balances at December 31, 2013	$173.3	$8.8	$165.2	$(0.7)

Net income	15.1	—	—	15.1
Dividends declared - Common Shares and RSUs	(7.9)	—	—	(7.9)

Ending balances at December 31, 2014	$180.5	$8.8	$165.2	$6.5

See Notes to Consolidated Financial Statements, including Note 11 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period From
	Year Ended	June 24, 2013 to
(In millions of U.S. dollars)	December 31, 2014	December 31, 2013
Cash flows from operations:
Net income (loss)	$15.1	$(0.7)
Net change in:
Loss and loss adjustment expense reserves	7.9	—
Unearned reinsurance premiums	1.1	—
Reinsurance balances payable	2.8	—
Deferred reinsurance acquisition costs	(0.1)	—
Reinsurance premiums receivable	(5.9)	—
Funds held by ceding companies	(183.6)	—
Accounts payable and accrued expenses	0.3	0.7
Other assets	1.5	(1.7)
Other liabilities	(1.5)	1.5
Net cash and cash equivalents used for operations	(162.4)	(0.2)

Net cash and cash equivalents from investing activities	—	—

Cash flows from financing activities:
Net proceeds from the issuance of Common Shares:
In connection with the Company’s initial capitalization	—	1.0
In connection with the IPO, net of $7.2 million of Common Share issuance costs	—	117.8
In connection with the Private Placement	—	50.0
Reimbursement of certain Common Share issuance costs (see Note 11)	—	6.2
Repurchase of Common Shares	—	(1.0)
Dividends paid - Common Shares and RSUs	(7.9)	—
Borrowings under the Credit Agreement	8.0	—
Net cash and cash equivalents provided from financing activities	0.1	174.0

Net (decrease) increase in cash and cash equivalents during the period	(162.3)	173.8

Cash and cash equivalents - beginning of period	173.8	—

Cash and cash equivalents - end of period	$11.5	$173.8

See Notes to Consolidated Financial Statements, including Note 11 which describes certain related party transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,

except per share amounts or as otherwise noted)

NOTE 1.          Summary of Significant Accounting Policies

Basis of Presentation and Overview

Blue Capital Reinsurance Holdings Ltd. (the “Company” or the “Registrant”) is a Bermuda exempted limited liability company that, through its subsidiaries (collectively “Blue Capital”), provides collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. The Company was incorporated under the laws of Bermuda on June 24, 2013, commenced operations on November 12, 2013 and has a limited operating history. The Company’s headquarters and principal executive offices are located at 94 Pitts Bay Road, Pembroke, Bermuda HM 08, and its registered office is located at Canon’s Court, 22 Victoria Street, Hamilton, Bermuda HM 12.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues earned and expenses incurred during the period. Actual results could differ materially from those estimates. The significant estimates reflected in the Company’s consolidated financial statements include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves and written and earned reinsurance premiums.

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

The Company operates as a single business segment through its wholly-owned subsidiaries: (i) Blue Capital Re Ltd. (“Blue Capital Re”), a Bermuda Class 3A insurer which provides collateralized reinsurance; and (ii) Blue Capital Re ILS Ltd. (“Blue Capital Re ILS”), a Bermuda exempted limited liability company which conducts hedging and other investment activities, including entering into industry loss warranties and related instruments, in support of Blue Capital Re’s operations.

The Company’s business strategy is to build and maintain a diversified portfolio of reinsurance risks that will generate underwriting profits, which it intends principally to distribute to its shareholders through the payment of dividends, with returns commensurate with the amount of risk assumed. The Company seeks to provide its shareholders with the opportunity to own an alternative asset class whose returns are believed to have historically been largely uncorrelated to those of other asset classes, such as global equities and bonds. Subject to the discretion of the Company’s board of directors (the “Board”), the Company intends to distribute a minimum of 90% of its annual Distributable Income in the form of cash dividends to its holders of Common Shares and RSUs. “Distributable Income,” a non-GAAP measure, means GAAP net income plus (minus) non-cash expenses (revenues) recorded in net income for the period.  Subject to the discretion of the Board, the Company intends to make regular quarterly dividend payments for each of the first three quarters of each year, followed by a fourth “special” dividend after the end of the year to meet its dividend payout target for each calendar year.

Through each of the following roles and relationships, Blue Capital leverages Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business: (i) Blue Capital Management Ltd. (the “Manager”), a registered investment advisor with the U.S. Securities and Exchange Commission and a wholly-owned subsidiary of Montpelier, manages Blue Capital Re’s and Blue Capital Re ILS’s reinsurance underwriting decisions; (ii) Blue Water Re Ltd., Montpelier’s wholly-owned special purpose insurance and reinsurance vehicle, is a significant source of reinsurance business for Blue Capital Re; and (iii) certain officers of Montpelier also serve as the Company’s Chief Executive Officer (the “CEO”), the Company’s Chief Financial Officer (the “CFO”), and as two of the Company’s five directors, including the role of Chairman of the Board.  See Note 11.

On December 15, 2014, Blue Capital Insurance Managers Ltd., Blue Capital’s former reinsurance manager and a former wholly-owned subsidiary of Montpelier, was merged into the Manager.

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

Cash and Cash Equivalents

Blue Capital’s cash and cash equivalents of $11.5 million and $173.8 million at December 31, 2014 and 2013, respectively, consist of cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. For all periods presented, the amortized cost of each of Blue Capital’s cash equivalents approximated their fair value.

Net investment income is recorded net of investment management, custody and other investment-related expenses. For all periods presented, the amount of net investment income that Blue Capital earned on its cash and cash equivalents totaled less than $0.1 million.

Amounts Held in Trust for the Benefit of Ceding Companies

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

As of December 31, 2014, Blue Capital had pledged $10.4 million of its cash and cash equivalents to trust accounts established for the benefit of third parties ($10.0 million) and Blue Water Re ($0.4 million). The cash and cash equivalents pledged to Blue Water Re represent funds that have not yet been formally transferred to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement (see below). These amounts are presented on the Company’s Consolidated Balance Sheets as “cash and cash equivalents.”

As of December 31, 2014, Blue Capital had transferred $183.6 million of its cash and cash equivalents to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement.  These amounts are presented on the Company’s Consolidated Balance Sheets as “funds held by ceding companies.”

As of December 31, 2013, Blue Capital was not required to provide any collateral to Blue Water Re or third-parties.

Reinsurance Premiums and Acquisition Costs

Blue Capital Re writes reinsurance contracts on both an excess-of-loss and a pro-rata basis. For excess-of-loss contracts, written premiums are typically based on the deposit or minimum premium specified in the reinsurance contract.  For pro-rata contracts, written premiums are recognized based on estimates of ultimate premiums provided by either the ceding companies or the Manager.

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

Reinsurance premiums receivable are recorded at amounts due less any provision for doubtful accounts. As of December 31, 2014 and 2013, Blue Capital Re did not require a provision for doubtful accounts.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premiums are recorded as both written and earned when Blue Capital Re determines that such a loss event has occurred.

Deferred reinsurance acquisition costs are comprised of commissions, brokerage costs, premium taxes and excise taxes, each of which relates directly to the writing of reinsurance contracts. Deferred reinsurance acquisition costs are typically amortized over the underlying risk period of the related contracts. However, if the sum of a contract’s expected losses and LAE and deferred reinsurance acquisition costs exceeds related unearned premiums and any projected investment income, a premium deficiency is determined to exist. In this event, deferred reinsurance acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency.  If the premium deficiency exceeds deferred reinsurance acquisition costs then a liability is accrued for the excess deficiency.  There were no premium deficiency adjustments recognized during the periods presented.

Profit commissions incurred are included in reinsurance acquisition costs within the Company’s Consolidated Statement of Operations and Comprehensive Income.  Accrued profit commissions payable are included in reinsurance balances payable within the Company’s Consolidated Balance Sheets.

As of December 31, 2013, Blue Capital Re had not yet written, earned or collected any reinsurance premiums and had not incurred, paid or deferred any reinsurance acquisition costs.

Reinsurance Balances Payable

Reinsurance balances payable consist of: (i) losses and LAE that have been approved for payment; and (ii) profit commissions payable.

As of December 31, 2014 and 2013, Blue Capital Re had reinsurance balances payable of $2.8 million and zero, respectively.

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

Under Blue Capital Re’s reinsurance security policy, its reinsurers are typically required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. Blue Capital Re also considers reinsurers that are not rated or do not fall within this threshold on a case-by-case basis if collateralized up to policy limits, net of any premiums owed. The Manager will monitor the financial condition and ratings of Blue Capital’s reinsurers on an ongoing basis.

As of December 31, 2014 and 2013, Blue Capital Re had not purchased any reinsurance.

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

NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re’s loss and LAE reserve movements for the year ended December 31, 2014:

Year Ended
December 31, 2014
Gross unpaid loss and LAE reserves - beginning	$—
Reinsurance recoverable on unpaid losses - beginning	—
Net unpaid loss and LAE reserves - beginning	—

Losses and LAE incurred	17.1
Losses and LAE paid and approved for payment	(9.2)

Movement in net unpaid loss and LAE reserves	7.9

Net unpaid loss and LAE reserves - ending	7.9
Reinsurance recoverable on unpaid losses - ending	—
Gross unpaid loss and LAE reserves - ending	$7.9

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

The uncertainties inherent in the reserving process and potential delays by cedants and brokers in the reporting of loss information, together with the potential for unforeseen adverse developments, may result in loss and LAE reserves ultimately being significantly greater or less than the reserve provided at the end of any given reporting period. The degree of uncertainty is further increased when a significant loss event takes place near the end of a reporting period. Loss and LAE reserve estimates are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

Blue Capital Re’s reserving process is highly dependent on loss information received from its cedants and the Manager.

During the year ended December 31, 2014, Blue Capital Re established $17.1 million of loss and LAE reserves for estimated losses incurred during the period, of which $7.9 million remained unpaid at December 31, 2014.

As of December 31, 2013, Blue Capital Re had not yet established any loss and LAE reserves.

NOTE 3.          Written and Earned Reinsurance Premiums

Written premiums represent business bound from ceding companies and net earned premiums represent the portion of net written premiums (gross written premiums less any ceded reinsurance) which is recognized as revenue over the period of time that coverage is provided.  See Note 1.

Blue Capital seeks to diversify its exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.

The following table sets forth a breakdown of Blue Capital’s gross reinsurance premiums written by geographic area of risks insured for the year ended December 31, 2014:

	Year Ended
($ in millions)	December 31, 2014

Worldwide (1)	$30.5	68%
USA:
Nationwide	4.7	11
Florida	3.7	8
Gulf region	1.5	3
California	1.2	3
Mid-Atlantic region	1.0	2
Midwest region and other	1.0	2
Worldwide, excluding U.S.(2)	1.4	3

Total gross premiums written	$45.0	100%

(1)   “Worldwide” comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.

(2)   “Worldwide, excluding U.S.” comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

The following table sets forth a breakdown of Blue Capital’s net reinsurance premiums earned by geographic area of risks insured for the year ended December 31, 2014:

	Year Ended
($ in millions)	December 31, 2014

Worldwide (1)	$30.5	69%
USA:
Nationwide	4.6	11
Florida	2.8	7
Gulf region	1.4	3
California	1.2	3
Mid-Atlantic region	1.0	2
Midwest region and other	1.0	2
Worldwide, excluding U.S.(2)	1.4	3

Total net premiums earned	$43.9	100%

(1)   “Worldwide” comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.

(2)   “Worldwide, excluding U.S.” comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

Blue Capital did not write or earn any reinsurance premiums during 2013.

NOTE 4.          Derivative Instruments

During the years ended December 31, 2014 and 2013, Blue Capital Re ILS recorded net income from derivative instruments of $0.7 million and zero, respectively. The information that follows outlines Blue Capital Re’s derivative instrument activities during the periods presented.

Inward Industry Loss Warranty (“ILW”) Swap

In December 2013 Blue Capital Re ILS entered into an ILW swap (the “Inward ILW Swap”) with a third-party under which qualifying loss payments would be triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by Blue Capital Re ILS.  In return for a fixed payment of $1.5 million, Blue Capital Re ILS was required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from November 2013 to December 2014.  Blue Capital Re ILS’s maximum payment obligation under the Inward ILW Swap (meaning the contract’s notional value), was $10.0 million. Throughout the term of the Inward ILW Swap, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under this contract and, as a result, it incurred a “no claims” fee of $0.1 million.

The Inward ILW Swap was valued on the basis of a model developed by the Manager, which represented an unobservable (Level 3) input.  See Note 1.  As of December 31, 2014 and 2013, the fair value of the Inward ILW Swap, which is reflected in Other liabilities in Blue Capital’s consolidated Balance Sheet, was zero and $1.5 million, respectively.

Outward ILW Swap

In June 2014 Blue Capital Re ILS entered into an ILW swap (the “Outward ILW Swap”) with a third-party in order to purchase protection against U.S. wind exposures from June 2014 to December 2014. In return for a fixed payment of $0.7 million, Blue Capital Re ILS was entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. Blue Capital Re ILS’s maximum recovery opportunity under the Inward ILW Swap (meaning the contract’s notional value), was $3.7 million. Throughout the term of the Outward ILW Swap, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a recovery under this contract.

The Outward ILW Swap was valued on the basis of a model developed by the Manager, which represented an unobservable (Level 3) input.  See Note 1.  As of December 31, 2014, the fair value of the Outward ILW Swap was zero.

NOTE 5.   Shareholders’ Equity

Common Shares

The Company’s share capital consists of Common Shares with a $1.00 par value per share.  Holders of Common Shares are entitled to one vote for each share held, subject to any voting limitations imposed by the Company’s Bye-Laws.  As of December 31, 2014 and 2013, the Company had 8,750,000 Common Shares outstanding.

The following table summarizes the Company’s Common Share activity during the year ended December 31, 2014 and for the period from June 24, 2013 to December 31, 2013.

(In Common Shares)	Year Ended December 31, 2014	Period From June 24, 2013 to December 31, 2013

Beginning Common Shares issued and outstanding	8,750,000	—
Common Shares issued	—	8,801,000
Repurchase of Common Shares	—	(51,000)
Ending Common Shares issued and outstanding	8,750,000	8,750,000

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

On November 12, 2013, the Company issued 6,250,000 Common Shares to third-parties in connection with the IPO and 2,500,000 Common Shares to Montpelier Re in connection with the Private Placement.  These Common Shares were issued at a price of $20.00 per share.

The underwriting discounts, professional fees and administrative expenses associated with the IPO were largely borne by Montpelier. See Note 11.  The Company incurred and paid $1.0 million of such offering costs during 2013, which were recorded as a reduction to additional paid-in capital on the Company’s 2013 Consolidated Balance Sheet.

Dividends to Holders of Common Shares and RSUs

The Company declared and paid quarterly cash dividends of $0.30 per Common Share and RSU during each of the first three quarters of the year ended December 31, 2014.  The total amount of such dividends declared and paid during 2014 was $7.9 million.

On February 9, 2015, the Company announced a fourth “special” dividend of $0.66 per Common Share and RSU, which is payable on March 13, 2015 to holders of record on February 27, 2015.

The Company did not declare any dividends to holders of Common Shares or RSUs during 2013.

There are restrictions on the payment of dividends by the Company, Blue Capital Re and Blue Capital Re ILS.  See Note 10.  Any future determination to pay dividends to holders of Common Shares and RSUs will be at the discretion of the Board and will be dependent upon many factors, including the Company’s results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, regulatory and contractual restrictions.

Common Share Repurchase Authorization

As of December 31, 2014, the Company had no Common Share repurchase authorization as part of publicly announced plans or programs.

NOTE 6.   Basic and Diluted Earnings (Loss) Per Common Share

The Company applies the two-class method of calculating its earnings per Common Share. In applying the two-class method, any outstanding RSUs are considered to be participating securities.  See Note 8.  For all periods presented in which RSUs were outstanding, the two-class method was used to determine basic and diluted earnings per Common Share since this method yielded a more dilutive result than the treasury stock method.

For purposes of determining basic and diluted earnings per Common Share, a portion of net income is allocated to outstanding RSUs which serves to reduce the Company’s earnings per Common Share numerators. Net losses are not allocated to outstanding RSUs and, therefore, do not impact the Company’s loss per Common Share numerators.

The following table outlines the Company’s computation of its basic and diluted earnings (loss) per Common Share for the year ended December 31, 2014 and the period from June 24, 2013 to December 31, 2013:

	Year Ended December 31, 2014	Period From June 24, 2013 to December 31, 2013

Net income (loss)	$15.1	$(0.7)
Less: net earnings allocated to participating securities (1)	—	—
Earnings per Common Share numerator	$15.1	$(0.7)

Average Common Shares outstanding (in thousands of shares)	8,750	2,303

Basic and diluted earnings (loss) per Common Share	$1.72	$(0.31)

(1)   For all periods presented, the net earnings allocated to participating securities totaled less than $0.1 million.

NOTE 7.          Credit Agreement

On May 2, 2014, the Company entered into a 364-day unsecured credit agreement (the “Credit Agreement”) which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes.  Borrowings under the Credit Agreement bear interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points.

Montpelier serves as a guarantor of the Company’s obligations under the Credit Agreement and receives an annual guarantee fee from the Company equal to 0.125% of the facility’s total capacity.  See Note 11.

As of December 31, 2014, the Company had $8.0 million of outstanding borrowings under the Credit Agreement. Of these borrowings, $4.0 million was repaid on January 26, 2015, and (while outstanding) was subject to an annual interest rate of 1.33%, and $4.0 million must be repaid no later than April 10, 2015, and is subject to an annual interest rate of 1.32%.

The Company incurred $0.1 million in non-recurring fees in establishing the Credit Agreement and is subject to an ongoing annual commitment and administrative fee of 0.375% of the facility’s total capacity.

The Company incurred and paid interest and commitment fees on its borrowings under the Credit Agreement of $0.1 million during the year ended December 31, 2014.

The Credit Agreement contains covenants that limit the Company’s and, to a lesser extent, Montpelier’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.  The Credit Agreement also contains covenants that require: (i) the Company to maintain a debt to total capitalization ratio less than or equal to 22.5%; (ii) Montpelier to maintain a financial strength rating from Fitch of at least “BBB+”; and (iii) each of the Company and Montpelier to maintain at least 70% of its net worth as of the date of the Credit Agreement.  If the Company or Montpelier were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against the Company or Montpelier.  As of December 31, 2014, the Company and Montpelier (as a guarantor) were in compliance with each of the covenants associated with the Credit Agreement.

NOTE 8.   Share-Based Compensation

The Company’s 2013 Long-Term Incentive Plan (the “2013 LTIP”), which was adopted by the Board in September 2013, permits the issuance of up to one percent of the aggregate Common Shares outstanding to participants. Incentive awards that may be granted under the 2013 LTIP include RSUs, restricted Common Shares, incentive share options (on a limited basis), non-qualified share options, share appreciation rights, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based and equity-related awards.

At the discretion of the Board’s Compensation and Nominating Committee, incentive awards, the value of which are based on Common Shares, may be made to the Company’s directors, future employees and consultants pursuant to the 2013 LTIP.  For all periods presented, the Company’s outstanding share-based incentive awards consisted solely of RSUs.

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

In June 2014 the Company awarded a total of 7,000 RSUs to its directors. The RSUs awarded earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the RSUs awarded was $0.1 million.  In determining the grant date fair value associated with the RSUs awarded, the Company assumed a forfeiture rate of zero.  This forfeiture assumption may be adjusted, if necessary, based on future experience.

During the year ended December 31, 2014, the Company recognized less than $0.1 million of RSU expense.  The Company expects to incur future RSU expense associated with its currently outstanding RSUs of less than $0.1 million during each of 2015, 2016 and 2017.

As of December 31, 2014 and 2013, there were 7,000 and zero RSUs outstanding under the 2013 LTIP, respectively.

NOTE 9.          Income Taxes

The Company and its subsidiaries are domiciled in Bermuda and each have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda.

The Company and its subsidiaries intend to conduct substantially all of their operations in Bermuda in a manner such that they will not be engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S. for federal income tax purposes, the Company cannot assure that the U.S. Internal Revenue Service will not contend, perhaps successfully, that the Company or any of its subsidiaries is engaged in a trade or business in the U.S.  A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax, as well as branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under an applicable tax treaty.

NOTE 10.   Regulation and Capital Requirements

Blue Capital Re is registered under The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), as a Class 3A insurer.  Class 3A insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements.  As a result of the approvals received from the Bermuda Monetary Authority (the “BMA”) and the terms of Blue Capital Re’s business plan, Blue Capital Re’s reinsurance contracts must be fully-collateralized.  While Blue Capital Re is not required to prepare and file statutory financial statements or statutory financial returns annually with the BMA, beginning December 31, 2014, Blue Capital Re is required to prepare and file annual audited GAAP financial statements with the BMA.

The Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Blue Capital Re and provides that the value of the assets of an insurer must exceed the value of its liabilities by an amount greater than its prescribed minimum solvency margin.  If Blue Capital Re were to fail to meet its minimum solvency margin on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Blue Capital Re’s minimum solvency margin has been set by the BMA to be $1.0 million at all times, so long as: (i) Blue Capital Re only enters into contracts of reinsurance that are fully collateralized; and (ii) each transaction represents no material deviation from the original business plan filed with BMA at the time of Blue Capital Re’s registration.

The Insurance Act also limits the maximum amount of annual dividends and distributions that may be paid by Blue Capital Re.  Blue Capital Re may not reduce its total capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as capital.  With respect to the years ended December 31, 2014 and 2013, Blue Capital Re had the ability to distribute up to $24.0 million of its total capital to its parent without BMA approval.

Blue Capital Re has not declared or paid any dividends or distributed any of its total capital since its inception.

The Insurance Act further provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities.  Blue Capital Re exceeded its minimum liquidity requirements at December 31, 2014 and 2013 by $188.1 million and $159.0 million, respectively.

Blue Capital Re’s 2014 and 2013 statutory net income was $19.5 million and less than $0.1 million, respectively.

The Bermuda Companies Act 1981, as amended, also limits the Company’s, Blue Capital Re’s and Blue Capital Re ILS’ ability to pay dividends and make distributions to its shareholders. None of the Company, Blue Capital Re or Blue Capital Re ILS is permitted to declare or pay a dividend, or make a distribution out of contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than its liabilities.

NOTE 11.   Related Party Transactions

Through each of the following roles and relationships, Blue Capital leverages Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business: (i) the Manager, a wholly-owned subsidiary of Montpelier, manages Blue Capital Re’s and Blue Capital Re ILS’s reinsurance underwriting decisions; (ii) Blue Water Re, Montpelier’s wholly-owned special purpose insurance vehicle, is a significant source of reinsurance business for Blue Capital Re;  (iii) Mr. William Pollett, Montpelier’s Chief Corporate Development and Strategy Officer and Treasurer, serves as a director and CEO of the Company; (iv) Mr. Michael Paquette, Montpelier’s CFO, serves as the Company’s CFO; and (v) Mr. Christopher Harris, Montpelier’s Chief Executive Officer, serves as Chairman of the Board.

As of December 31, 2014 and 2013, Montpelier owned 33.3% and 28.6% of the Company’s outstanding Common Shares, respectively.  Montpelier increased its ownership in the Company during 2014 through a series of open-market purchases of our Common Shares.

Services Provided to Blue Capital by Montpelier

Montpelier provides services to Blue Capital through the following arrangements:

BW Retrocessional Agreement. Through a retrocessional contract dated December 31, 2013 (the “BW Retrocessional Agreement”), between Blue Capital Re and Blue Water Re, Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with the Company’s underwriting guidelines. Pursuant to the BW Retrocessional Agreement, Blue Capital Re may participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Montpelier Re or other third-party reinsurers, which provides it with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Montpelier Re or other well capitalized third-party rated reinsurers, which allows Blue Capital Re to transact business with counterparties who prefer to enter into contracts with rated reinsurers.

For all periods presented, all of the reinsurance business of Blue Capital Re was originated pursuant to the BW Retrocessional Agreement.

Investment Management Agreement.  The Company has entered into an Investment Management Agreement with the Manager.  Pursuant to the terms of the Investment Management Agreement, the Manager has full discretionary authority, including the delegation of the provision of its services, to manage the Company’s assets, subject to the Company’s underwriting guidelines, the terms of the Investment Management Agreement and the oversight of the Board.

Underwriting and Insurance Management Agreement. The Company, Blue Capital Re and the Manager have entered into an Underwriting and Insurance Management Agreement (the “Underwriting and Insurance Management Agreement”). Pursuant to the Underwriting and Insurance Management Agreement, the Manager provides underwriting, risk management, claims management, ceded retrocession agreements management and actuarial and reinsurance accounting services to Blue Capital Re. The Manager has full discretionary authority to manage the underwriting decisions of Blue Capital Re, subject to the Company’s underwriting guidelines, the terms of the Underwriting and Insurance Management Agreement and the oversight of the Company’s and Blue Capital Re’s boards of directors.

Administrative Services Agreement. The Company has entered into an Administrative Services Agreement with the Manager, as amended on November 13, 2014 (the “Administrative Services Agreement”).  Pursuant to the terms of the Administrative Services Agreement, the Manager provides Blue Capital with support services, including the services of Messrs. Pollett and Paquette, as well as finance and accounting, internal audit, claims management and policy wording, modeling software licenses, office space, information technology, human resources and administrative support.

During the year ended December 31, 2014, the Company incurred general and administrative expenses of $2.6 million pursuant to the Investment Management Agreement, $0.6 million pursuant to the Administrative Services Agreement and less than $0.1 million pursuant to the Underwriting and Insurance Management Agreement.

During the period from June 24, 2013 and December 31, 2013, the Company incurred general and administrative expenses of $0.4 million pursuant to the Investment Management Agreement, $0.1 million pursuant to the Administrative Services Agreement and zero pursuant to the Underwriting and Insurance Management Agreement.

As of December 31, 2014 and 2013, the Company owed Montpelier $0.5 million for the services performed pursuant to the aforementioned agreements.

Certain Organizational and IPO Costs Incurred and Paid by Montpelier

Because the Company’s ability to commence its operations was contingent upon it obtaining sufficient equity capital through the IPO and the Private Placement, all organizational costs incurred prior to the IPO were incurred and paid directly by Montpelier. As a result, Blue Capital did not incur or pay any expenses during the period from June 24, 2013 to December 31,  2013. The total organizational costs incurred and paid by Montpelier during that period totaled less than $0.1 million.

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

NOTE 12.  Commitments and Contingent Liabilities

Commitments

As of December 31, 2014 and 2013, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of the IPO, whether or not the Manager’s performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders’ equity (approximately $9.0 million as of December 31, 2014).

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

The Company and its subsidiaries had no unresolved legal proceedings at December 31, 2014 and 2013.

Concentrations of Credit and Counterparty Risk

Blue Capital Re ILS’s derivative instruments are subject to counterparty risk. The Company and the Manager routinely monitor this risk.

Blue Capital Re markets retrocessional and reinsurance policies worldwide through brokers.  Credit risk exists to the extent that any of these brokers is unable to fulfill its contractual obligations to Blue Capital Re.  For example, Blue Capital Re is required to pay amounts owed on claims under policies to brokers, and these brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with Blue Capital Re. In some jurisdictions, if a broker fails to make such a payment, Blue Capital Re might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to Blue Capital Re for those amounts, whether or not the premiums have actually been received.

Blue Capital Re remains liable for losses it incurs to the extent that any third-party reinsurer is unable or unwilling to make timely payments under reinsurance agreements.  Blue Capital Re would also be liable in the event that its ceding companies were unable to collect amounts due from underlying third-party reinsurers.

NOTE 13. Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  These estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Blue Capital carries its assets and liabilities that constitute financial instruments on its Consolidated Balance Sheets at fair value with the exception of its debt.

At December 31, 2014, the fair value of BCRH’s outstanding borrowings under the Credit Agreement, which must be repaid in early 2015, approximated their carrying value of $8.0 million. See Note 7.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Blue Capital Reinsurance Holdings Ltd.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Blue Capital Reinsurance Holdings Ltd. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2014 and for the period from June 24, 2013 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers Ltd.

Hamilton, Bermuda
March 11, 2015

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2014 and 2013 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the consolidated results of operations for the interim periods.

	2014 Three Months Ended				2013 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net reinsurance premiums earned	$11.2	$11.4	$11.1	$10.2	$—	$—	$—	$—
Net income from derivative instruments	0.3	0.2	0.1	0.1	—	—	—	—
Total revenues	11.5	11.6	11.2	10.3	—	—	—	—

Underwriting expenses	6.8	8.4	9.9	4.2	0.7	—	—	—
Interest and other financing expenses	0.1	—	0.1	—	—	—	—	—
Total expenses	6.9	8.4	10.0	4.2	0.7	—	—	—

Net income (loss)	$4.6	$3.2	$1.2	6.1	$(0.7)	$—	$—	$—

Amounts per Common Share:
Basic and diluted earnings (loss)	$0.52	$0.37	$0.13	$0.70	$(0.15)	$—	$—	$—
Fully converted book value	$20.62	$20.09	$20.02	$20.20	$19.80	$20.00	$20.00	$—

NOTE - Because the Company’s ability to commence its operations was contingent upon it obtaining sufficient equity capital through the IPO and the Private Placement, all organizational costs incurred prior to the IPO were incurred and paid directly by Montpelier. As a result, Blue Capital did not incur or pay any expenses during the period from June 24, 2013 to September 30, 2013. The total organizational costs incurred and paid by Montpelier during that period totaled less than $0.1 million.

SCHEDULE II

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
Millions	2014	2013
Assets:
Cash and cash equivalents	$1.1	$13.8
Investment in subsidiary, on the equity method of accounting	185.5	160.0
Intercompany receivables	2.5	—
Other assets	0.1	0.1
Total Assets	$189.2	$173.9
Liabilities:
Debt	8.0	—
Accounts payable and accrued expenses	0.7	0.6
Total Liabilities	8.7	0.6

Shareholders’ Equity:	180.5	173.3
Total Liabilities and Shareholders’ Equity	$189.2	$173.9

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Millions	Year Ended December 31, 2014	Period From June 24, 2013 to December 31, 2013
Revenues	$—	$—
Expenses	4.4	0.7
Parent only net loss	(4.4)	(0.7)
Equity in earnings of subsidiaries	19.5	—
Net income (loss) and comprehensive income (loss)	$15.1	$(0.7)

SCHEDULE II

(continued)

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

Millions	Year Ended December 31, 2014	Period From June 24, 2013 to December 31, 2013
Cash flows from operations:
Net income (loss)	$15.1	$(0.7)
Charges (credits) to reconcile net income (loss) to net cash from operations:
Equity in earnings of subsidiary	(19.5)	—
Net change in:
Intercompany receivables	(2.5)	—
Other assets	—	(0.1)
Accounts payable and accrued expenses	0.1	0.6
Net cash used for operations	(6.8)	(0.2)
Cash flows from investing activities:
Contribution of capital to subsidiary	(6.0)	(160.0)
Net cash used for investing activities	(6.0)	(160.0)
Cash flows from financing activities:
Borrowings under the Credit Agreement	8.0	—
Dividends paid - Common Shares and RSUs	(7.9)	—
Issuances of Common Shares, net of Common Share issuance costs	—	168.8
Reimbursement of certain Common Share issuance costs	—	6.2
Repurchases of Common Shares	—	(1.0)
Net cash provided from financing activities	0.1	174.0
Net (decrease) increase in cash and cash equivalents during the year	(12.7)	13.8
Cash and cash equivalents - beginning of year	13.8	—
Cash and cash equivalents - end of year	$1.1	$13.8

SCHEDULE III

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

SUPPLEMENTARY INSURANCE INFORMATION

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
	Deferred policy acquisition costs	Reserves for unpaid claims and claim adjustment expenses	Unearned premiums	Other policy claims and benefits payable	Net premiums earned	Net investment income	Claims and claims adjustment expenses	Amortization of policy acquisition costs	Other underwriting expenses	Net premiums written

December 31, 2014	$0.1	$7.9	$1.1	$—	$43.9	$—	$17.1	$7.7	$4.5	$45.0

December 31, 2013	—	—	—	—	—	—	—	—	0.7	—