Form 10-Q
period 2015-03-31
Blue Capital Reinsurance Holdings Ltd.
filed 2015-05-04
CIK 1582086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, the registrant had 8,750,000 common shares outstanding, with a par value of $1.00 per share (“Common Shares”).

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31,	December 31,
(In millions of U.S. dollars, except per share amounts)	2015	2014
Assets
Cash and cash equivalents	$7.9	$11.5
Reinsurance premiums receivable	12.2	5.9
Deferred reinsurance acquisition costs	1.2	0.1
Funds held by ceding companies	186.8	183.6
Other assets	0.1	0.2

Total Assets	$208.2	$201.3
Liabilities
Loss and loss adjustment expense reserves	$7.2	$7.9
Unearned reinsurance premiums	11.4	1.1
Debt	4.0	8.0
Reinsurance balances payable	2.7	2.8
Accounts payable and accrued expenses (See Note 11)	4.7	1.0
Other liabilities	0.6	—

Total Liabilities	30.6	20.8

Commitments and Contingent Liabilities (See Note 12)	—	—

Shareholders’ Equity
Common Shares, at par value - 8,750,000 shares issued and outstanding	8.8	8.8
Additional paid-in capital	165.3	165.2
Retained earnings	3.5	6.5

Total Shareholders’ Equity	177.6	180.5

Total Liabilities and Shareholders’ Equity	$208.2	$201.3

See Notes to Consolidated Financial Statements, including Note 11 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Month Periods
	Ended March 31,
(In millions of U.S. dollars, except per share amounts)	2015	2014
Revenues

Reinsurance premiums written	$20.1	$21.8
Change in net unearned reinsurance premiums	(10.3)	(11.6)

Net reinsurance premiums earned	9.8	10.2
Net income from derivative instruments	—	0.1

Total revenues	9.8	10.3
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	0.8	0.9
Reinsurance acquisition costs	2.3	2.2
General and administrative expenses	1.3	1.1
Non-underwriting expenses:
Interest and financing expenses	—	—
Total expenses	4.4	4.2

Net income and comprehensive income	$5.4	$6.1
Per share data:
Basic and diluted earnings per Common Share	$0.62	$0.70
Dividends declared per Common Share and RSU	0.96	0.30

See Notes to Consolidated Financial Statements, including Note 11 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Month Periods Ended March 31, 2015 and 2014

Unaudited

	Total	Common	Additional
	shareholders’	Shares, at	paid-in	Retained
(In millions of U.S. dollars)	equity	par value	capital	earnings

Opening balances at January 1, 2015	$180.5	$8.8	$165.2	$6.5

Net income	5.4	—	—	5.4
Expense recognized for RSUs	0.1	—	0.1	—
Dividends declared - Common Shares and RSUs	(8.4)	—	—	(8.4)

Ending balances at March 31, 2015	$177.6	$8.8	$165.3	$3.5

	Total	Common	Additional	Retained
	shareholders’	Shares, at	paid-in	earnings
(In millions of U.S. dollars)	equity	par value	capital	(deficit)

Opening balances at January 1, 2014	$173.3	$8.8	$165.2	$(0.7)

Net income	6.1	—	—	6.1
Dividends declared - Common Shares	(2.6)	—	—	(2.6)

Ending balances at March 31, 2014	$176.8	$8.8	$165.2	$2.8

See Notes to Consolidated Financial Statements, including Note 11 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Month Periods
	Ended March 31,
(In millions of U.S. dollars)	2015	2014
Cash flows from operations:
Net income	$5.4	$6.1
Charges to reconcile net income to net cash from operations:
Expense recognized for RSUs	0.1	—
Net change in:
Loss and loss adjustment expense reserves	(0.7)	0.9
Unearned reinsurance premiums	10.3	11.6
Reinsurance balances payable	(0.1)	0.6
Deferred reinsurance acquisition costs	(1.1)	(0.9)
Reinsurance premiums receivable	(6.3)	(10.7)
Funds held by ceding companies	(3.2)	(54.0)
Accounts payable and accrued expenses	1.1	0.5
Other assets	0.1	1.6
Other liabilities	0.6	(0.1)
Net cash and cash equivalents provided from (used for) operations	6.2	(44.4)

Net cash and cash equivalents from investing activities	—	—

Cash flows from financing activities:
Dividends paid - Common Shares and RSUs	(5.8)	—
Repayments of borrowings under the Credit Agreement	(4.0)	—
Net cash and cash equivalents used for financing activities	(9.8)	—

Net decrease in cash and cash equivalents during the period	(3.6)	(44.4)

Cash and cash equivalents - beginning of period	11.5	173.8

Cash and cash equivalents - end of period	$7.9	$129.4

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

The unaudited consolidated financial statements incorporated in this report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated financial statements may not be indicative of financial results for the full year.  The December 31, 2014 condensed balance sheet data was derived from audited consolidated financial statements, but does not include all of the disclosures required by GAAP.

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

The Company’s business strategy is to build and maintain a diversified portfolio of reinsurance risks that will generate underwriting profits, which it intends principally to distribute to its shareholders through the payment of dividends, with returns commensurate with the amount of risk assumed. The Company seeks to provide its shareholders with the opportunity to own an alternative asset class whose returns are believed to have historically been largely uncorrelated to those of other asset classes, such as global equities and bonds. Subject to the discretion of the Company’s board of directors (the “Board”), the Company intends to distribute a minimum of 90% of its annual Distributable Income in the form of cash dividends to its holders of Common Shares and restricted share units (“RSUs”). “Distributable Income,” a non-GAAP measure, means GAAP net income plus (minus) non-cash expenses (revenues) recorded in net income for the period.  Subject to the discretion of the Board, the Company intends to make quarterly dividend payments for each of the first three quarters of each year, followed by a fourth “special” dividend after the end of the year to meet its dividend payout target for each calendar year.

Through each of the following roles and relationships, Blue Capital leverages Montpelier Re Holdings Ltd.’s (“Montpelier’s”) reinsurance underwriting expertise and infrastructure to conduct its business: (i) Blue Capital Management Ltd. (the “Manager”), a registered investment advisor with the SEC and a wholly-owned subsidiary of Montpelier, manages Blue Capital Re’s and Blue Capital Re ILS’s reinsurance underwriting decisions; (ii) Blue Water Re Ltd., Montpelier’s wholly-owned special purpose insurance and reinsurance vehicle, is a significant source of reinsurance business for Blue Capital Re; and (iii) certain officers of Montpelier also serve as the Company’s Chief Executive Officer (“CEO”), the Company’s Chief Financial Officer (“CFO”), and as two of the Company’s five directors, including the role of Chairman of the Board.

As of March 31, 2015 and December 31, 2014, Montpelier owned 33.3% of the Company’s outstanding Common Shares. See Note 11.

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

Cash and Cash Equivalents

Blue Capital’s cash and cash equivalents of $7.9 million and $11.5 million at March 31, 2015 and December 31, 2014, respectively, consisted of cash and fixed income investments with maturities of less than three months, as measured from the date of purchase.  For all periods presented, the amortized cost of each of Blue Capital’s cash equivalents approximated their fair value.

Net investment income is recorded net of investment management, custody and other investment-related expenses. During the three month periods ended March 31, 2015 and 2014, the amount of net investment income that Blue Capital earned on its cash and cash equivalents totaled less than $0.1 million.

Amounts Held in Trust for the Benefit of Ceding Companies

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

As of March 31, 2015, Blue Capital had pledged $7.8 million of its cash and cash equivalents to trust accounts established for the benefit of third parties ($5.2 million) and Blue Water Re ($2.6 million). As of December 31, 2014, Blue Capital had pledged $10.4 million of its cash and cash equivalents to trust accounts established for the benefit of third parties ($10.0 million) and Blue Water Re ($0.4 million). The cash and cash equivalents pledged to Blue Water Re represent funds that have not yet been formally transferred to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement. See Note 11. These amounts are presented on the Company’s Consolidated Balance Sheets as “cash and cash equivalents.”

As of March 31, 2015 and December 31, 2014, Blue Capital had transferred $186.8 million and $183.6 million of its cash and cash equivalents, respectively, to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement. See Note 11.  These amounts are presented on the Company’s Consolidated Balance Sheets as “funds held by ceding companies.”

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

Reinsurance premiums receivable are recorded at amounts due less any provision for doubtful accounts. As of March 31, 2015 and December 31, 2014, Blue Capital Re did not require a provision for doubtful accounts.

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

Profit commissions incurred are included in “reinsurance acquisition costs” within the Company’s Consolidated Statement of Operations and Comprehensive Income.  Accrued profit commissions payable are included in “reinsurance balances payable” within the Company’s Consolidated Balance Sheets.

Reinsurance Balances Payable

Reinsurance balances payable consist of: (i) losses and LAE that have been approved for payment; and (ii) profit commissions payable.

As of March 31, 2015 and December 31, 2014, Blue Capital Re had reinsurance balances payable of $2.7 million and $2.8 million, respectively.

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

As of March 31, 2015 and December 31, 2014, Blue Capital Re had not purchased any reinsurance.

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

NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re’s loss and LAE reserve movements for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
	2015	2014
Gross and net unpaid loss and LAE reserves - beginning	$7.9	$—

Losses and LAE incurred:
Current year losses	0.9	0.9
Prior year losses	(0.1)	—
Total incurred losses and LAE	0.8	0.9

Losses and LAE paid and approved for payment:
Current year losses	—	—
Prior year losses	(1.5)	—
Total losses and LAE paid and approved for payment	(1.5)	—

Gross and net unpaid loss and LAE reserves - ending	$7.2	$0.9

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

During the three month periods ended March 31, 2015 and 2014, Blue Capital Re established $0.9 million of loss and LAE reserves for estimated losses incurred during such periods.  In addition, during the three month period ended March 31, 2015, Blue Capital Re recognized $0.1 million of favorable loss and LAE reserve development for estimated losses incurred during 2014.

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

The following table sets forth a breakdown of Blue Capital’s gross premiums written by geographic area of risks insured:

	Three Month Periods Ended March 31,
	2015		2014

Worldwide (1)	$8.5	42%	$12.0	55%
USA:
Nationwide	5.4	27	3.5	17
Gulf region	1.5	8	1.3	6
California	0.7	3	0.9	4
Midwest region and other	0.6	3	1.0	4
Florida	0.5	2	0.8	4
Mid- Atlantic region	0.4	2	1.0	4
Worldwide, excluding U.S.(2)	2.5	13	1.3	6
Total gross premiums written	$20.1	100%	$21.8	100%

(1)   “Worldwide” comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.

(2)   “Worldwide, excluding U.S.” comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

The following table sets forth a breakdown of Blue Capital’s net premiums earned by geographic area of risks insured:

	Three Month Periods Ended March 31,
	2015		2014

Worldwide (1)	$6.3	64%	$7.8	76%
USA:
Nationwide	1.4	14	0.9	9
Florida	0.6	6	0.2	2
Gulf region	0.4	5	0.3	3
Midwest region and other	0.2	2	0.2	2
California	0.2	2	0.2	2
Mid- Atlantic region	0.1	1	0.3	3
Worldwide, excluding U.S.(2)	0.6	6	0.3	3
Total net premiums earned	$9.8	100%	$10.2	100%

(1)   “Worldwide” comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.

(2)   “Worldwide, excluding U.S.” comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

NOTE 4.         Derivative Instruments

Industry Loss Warranty (“ILW”) Swaps

In February 2015, Blue Capital Re ILS entered into an ILW swap (the “2015 ILW Swap”) with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment of $0.6 million, Blue Capital Re ILS is required to make a floating-rate payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from February 2015 to February 2016. Blue Capital Re ILS’s maximum payment obligation under the 2015 ILW Swap is $5.2 million. Through March 31, 2015, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the 2015 ILW Swap.

The 2015 ILW Swap is valued on the basis of models developed by the Manager, which represent unobservable (Level 3) inputs.  See Note 1. As of March 31, 2015, the fair value of the 2015 ILW Swap was $0.6 million, and was recorded as an “other liability” on the Company’s Consolidated Balance Sheets.

During the three month period ended March 31, 2015, Blue Capital Re recognized net income from derivative instruments of less than $0.1 million pursuant to the 2015 ILW Swap.

In December 2013, Blue Capital Re ILS entered into an ILW swap (the “2013 ILW Swap”) with a third-party under which qualifying loss payments were triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment of $1.5 million, Blue Capital Re ILS was required to make a floating-rate payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from November 2013 to December 2014. Blue Capital Re ILS’s maximum payment obligation under the 2013 ILW Swap was $10.0 million. During the term of the 2013 ILW Swap, no industry loss event occurred which would have triggered a payment by Blue Capital Re ILS.

The 2013 ILW Swap was valued on the basis of models developed by the Manager, which represented unobservable (Level 3) inputs.  See Note 1.

During the three month period ended March 31, 2014, Blue Capital Re recognized net income from derivative instruments of $0.1 million pursuant to the 2013 ILW Swap.

NOTE 5.          Shareholders’ Equity

Common Shares

The Company’s share capital consists of Common Shares with a $1.00 par value per share.  Holders of Common Shares are entitled to one vote for each share held, subject to any voting limitations imposed by the Company’s Bye-Laws.  As of March 31, 2015 and December 31, 2014, the Company had 8,750,000 Common Shares outstanding.

Dividends to Holders of Common Shares and RSUs

The Company declared regular cash dividends per Common Share and RSU of $0.30 during each of the three month periods ended March 31, 2015 and 2014.  In addition, in February 2015, the Company declared a special dividend with respect to its 2014 Distributable Income of $0.66 per Common Share and RSU. As of March 31, 2015 and 2014, the Company had $2.6 million of dividends payable to holders of Common Shares and RSUs, which is included within “accounts payable and accrued expenses” on its Consolidated Balance Sheets.

The total amount of dividends paid to holders of Common Shares and RSUs during the three month periods ended March 31, 2015 and 2014 was $5.8 million and zero, respectively.

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

Common Share Repurchase Authorization

As of March 31, 2015, the Company had no Common Share repurchase authorization as part of publicly announced plans or programs.

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

The following table outlines the Company’s computation of its basic and diluted earnings per Common Share for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
	2015	2014

Net income	$5.4	$6.1
Less: net earnings allocated to participating securities (1)	—	—
Earnings per Common Share numerator	$5.4	$6.1

Average Common Shares outstanding (in thousands of shares)	8,750	8,750

Basic and diluted earnings per Common Share	$0.62	$0.70

(1)   For the three month periods ended March 31, 2015 and 2014, the net earnings allocated to participating securities totaled less than $0.1 million.

NOTE 7.          Credit Agreement

On May 2, 2014, the Company entered into a 364-day unsecured credit agreement (the “Credit Agreement”) which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes.  Borrowings under the Credit Agreement bear interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points. The Company is also subject to an ongoing annual commitment and administrative fee of 0.375% of the facility’s total capacity.

Montpelier serves as a guarantor of the Company’s obligations under the Credit Agreement and receives an annual guarantee fee from the Company equal to 0.125% of the facility’s total capacity.  See Note 11.

As of March 31, 2015 and December 31, 2014, the Company had $4.0 million and $8.0 million of outstanding borrowings, respectively, under the Credit Agreement.  Of the Company’s outstanding borrowings at December 31, 2014, $4.0 million was repaid on January 26, 2015 and the currently outstanding $4.0 million borrowing must be repaid or extended, in the form of a new borrowing, no later than November 2, 2015. The interest rate associated with the Company’s borrowings during the three month period ended March 31, 2015 ranged from 1.32% to 1.33%.

The Company incurred and paid interest and commitment fees on its borrowings under the Credit Agreement of less than $0.1 million during the three month period ended March 31, 2015.

The Credit Agreement contains covenants that limit the Company’s and, to a lesser extent, Montpelier’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.  The Credit Agreement also contains covenants that require: (i) the Company to maintain a debt to total capitalization ratio less than or equal to 22.5%; (ii) Montpelier to maintain a financial strength rating from Fitch of at least “BBB+”; and (iii) each of the Company and Montpelier to maintain at least 70% of its net worth as of the date of the Credit Agreement.  If the Company or Montpelier were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against the Company or Montpelier.  As of March 31, 2015 and December 31, 2014, the Company and Montpelier (as a guarantor) were in compliance with each of the covenants associated with the Credit Agreement.

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

During the three month period ended March 31, 2015, the Company recognized $0.1 million of RSU expense.  The Company expects to incur future RSU expense associated with its currently outstanding RSUs of less than $0.1 million during the years ended December 31, 2015, 2016 and 2017.

As of March 31, 2015 and December 31, 2014, there were 7,000 RSUs outstanding under the 2013 LTIP.

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

NOTE 10.   Regulation and Capital Requirements

Blue Capital Re is registered under The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), as a Class 3A insurer.  Class 3A insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements.  The Insurance Act also requires Blue Capital Re to maintain minimum levels of statutory net assets (“Statutory Capital and Surplus”), to maintain minimum liquidity ratios and to meet minimum solvency margins.  As a result of the approvals received from the Bermuda Monetary Authority (the “BMA”) and the terms of Blue Capital Re’s business plan, Blue Capital Re’s reinsurance contracts must be fully-collateralized.  While Blue Capital Re is not required to prepare and file statutory financial statements or statutory financial returns annually with the BMA, Blue Capital Re is required to prepare and file annual audited GAAP financial statements with the BMA.

The Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Blue Capital Re.  The payment of dividends in any year which would exceed 25% of its prior year-end Statutory Capital and Surplus requires the approval of the BMA.  Also, if Blue Capital Re were to fail to meet its minimum solvency margin on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Blue Capital Re’s minimum solvency margin has been set by the BMA to be $1.0 million at all times, so long as: (i) Blue Capital Re only enters into contracts of reinsurance that are fully collateralized; and (ii) each transaction represents no material deviation from the original business plan filed with BMA at the time of Blue Capital Re’s registration.

With respect to the year ending December 31, 2015, Blue Capital Re has the ability to dividend up to $46.3 million to its parent without BMA approval.  Blue Capital Re has not declared or paid any dividends to its parent since its inception.

The Insurance Act also limits the maximum amount of annual distributions that may be paid by Blue Capital Re.  Blue Capital Re may not reduce its total capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as capital.

With respect to the year ending December 31, 2015, Blue Capital Re has the ability to distribute up to $24.9 million of its total capital to its parent without BMA approval.  Blue Capital Re has not declared or paid any distributions of its capital to its parent since its inception.

The Insurance Act further provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities.  Blue Capital Re exceeded its minimum liquidity requirements at March 31, 2015 by $196.4 million.

Blue Capital Re’s net income (which approximated its statutory net income ) for the three month periods ended March 31, 2015 and 2014 was $6.7 million and $7.1 million, respectively.

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

All of the compensation to which Messrs. Pollett and Harris are entitled as directors of the Company has been assigned and paid directly to Montpelier.

As of March 31, 2015 and December 31, 2014, Montpelier owned 33.3% of the Company’s outstanding Common Shares.

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

During each of the three month periods ended March 31, 2015 and 2014, the Company incurred general and administrative expenses of $0.7 million pursuant to the Investment Management Agreement and $0.1 million pursuant to the Administrative Services Agreement.

During the three month periods ended March 31, 2015 and 2014, the Company incurred general and administrative expenses of $0.1 million and less than $0.1 million pursuant to the Underwriting and Insurance Management Agreement, respectively.

During the three month period ended March 31, 2015, the Company incurred interest and financing expenses of less than $0.1 million pursuant to Montpelier’s guarantee of the Company’s obligations with respect to the Credit Agreement. See Note 7.

As of March 31, 2015 and December 31, 2014, the Company owed Montpelier $1.4 million and $0.5 million for the services performed pursuant to the aforementioned agreements, respectively.

NOTE 12.  Commitments and Contingent Liabilities

Commitments

As of March 31, 2015 and December 31, 2014, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of its initial public offering in November 5, 2013 (the “IPO”), whether or not the Manager’s performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders’ equity (approximately $8.9 million as of March 31, 2015).

Litigation

Blue Capital, as a reinsurer, is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Blue Capital Re’s estimates of possible losses incurred in connection with such legal proceedings are provided for as “loss and loss adjustment expenses” on its Consolidated Statements of Operations and Comprehensive Income and are included within “loss and loss adjustment expense reserves” on its Consolidated Balance Sheets.

The Company and its subsidiaries had no unresolved legal proceedings at March 31, 2015 and December 31, 2014.

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

At March 31, 2015 and December 31, 2014, the fair value of the Company’s outstanding borrowings under the Credit Agreement, each of which were of a short duration, approximated their carrying value of $4.0 million and $8.0 million, respectively. See Note 7.

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three month periods ended March 31, 2015 and 2014, and our financial condition as of March 31, 2015 and December 31, 2014.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2014 Form 10-K, as filed with the SEC.

This discussion contains forward-looking statements within the meaning of the U.S. federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside our control.  See Item 1A “Risk Factors” contained in the 2014 Form 10-K, as filed with the SEC, for specific important factors that could cause actual results to differ materially from those contained in forward looking statements. You can identify forward-looking statements in this discussion by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.”  These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, our dividend policy and expected dividend payout, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

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

•                                        our dependence on our Chief Executive Officer, our Chief Financial Officer and our service providers;

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

•                                        the accuracy of those estimates and judgments used in the preparation of our financial statements, including those related to revenue recognition, reserves for loss and LAE, reinsurance recoverables, asset valuations, contingencies and litigation which, for a newer reinsurance company like us, are even more difficult to make than those made by a mature company because of our limited operating history;

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

The following discussion should be read in conjunction with Item 1A “Risk Factors” included in the 2014 Form 10-K, as filed with the SEC, in particular the risk factor entitled “Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties.”

Exposure Management

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones. Our January 1, 2015 projected net exposures by zone were in compliance with our underwriting guidelines. Namely, our projected net exposure to any one zone was below 50% of our shareholders’ equity at March 31, 2015.

These broadly defined major catastrophe zones are currently defined as follows:

North America:	Europe:	Rest of World:

U.S. - Northeast	Western Central Europe (1)	Australia
U.S. - Mid-Atlantic	Eastern Europe	New Zealand
U.S. - Florida	Southern Europe	Japan
U.S. - Gulf	Northern Europe, Benelux	South America
U.S. - New Madrid	and Scandinavia	Middle East
U.S. - Midwest	U.K. and Ireland
U.S. - California
U.S. - Hawaii
Canada - Eastern
Canada - Western

(1)  Consisting of France, Germany, Switzerland and Austria.

Single Event Losses

For certain defined natural catastrophe region and peril combinations, the Manager assesses the probability and likely magnitude of losses using a combination of industry third-party models, proprietary models and underwriting judgment. The Manager attempts to model the projected net impact from a single event, taking into account contributions from property catastrophe reinsurance (including retrocessional business), property pro-rata reinsurance and event-linked derivative securities, offset by the net benefit of any reinsurance or derivative protections we purchase and the benefit of premiums.

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

Since the Manager utilizes a combination of third-party models, proprietary models and underwriting judgment to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the table below:

Net Impact From Single Event Losses at Specified Return Periods

	Net Impact		Percentage of March 31, 2015
	(Millions)	Return Period (1)	Shareholders’ Equity

U.S. - Florida hurricane	$60	1 in 100 year	34%
Japan earthquake	31	1 in 250 year	17%
U.K. and Ireland windstorm	30	1 in 100 year	17%
All other zones			less than 15%

(1)   A “100-year” return period can also be referred to as the 1.0% occurrence exceedance probability (“OEP”), meaning there is a 1.0% chance in any given year that this level will be exceeded.  A “250-year” return period can also be referred to as the 0.4% OEP, meaning there is a 0.4% chance in any given year that this level will be exceeded.

Our January 1, 2015 single event loss exposures were within our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our shareholders’ equity at March 31, 2015, and the projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our shareholders’ equity at March 31, 2015.

Our projections of the net impact from single event losses may vary considerably within a particular territory depending on the specific characteristics of the event.

Given the limited availability of reliable historical data, there is a great deal of uncertainty with regard to the accuracy of any catastrophe model, especially when contemplating longer return periods.

Our single event loss estimates represent snapshots as of January 1, 2015. The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, losses incurred, the expiration of existing policies and changes in our ceded reinsurance and derivative protections. There were no material changes made to the composition of our in-force portfolio from January 1, 2015 to March 31, 2015.

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

Summary Financial Results

Three Month Period Ended March 31, 2015

We ended the first quarter of 2015 with a book value per Common Share of $20.28, an increase of 3.0% for the quarter after taking into account dividends declared on Common Shares during the period. The increase in our book value per Common Share, after taking into account dividends declared, was the result of strong underwriting results as evidenced by net income of $5.4 million and a GAAP combined ratio of 44.3%.

Three Month Period Ended March 31, 2014

We ended the first quarter of 2014 with a book value per Common Share of $20.20, an increase of 3.5% for the quarter after taking into account dividends declared on Common Shares during the period. The increase in our book value per Common Share, after taking into account dividends declared, was the result of strong underwriting results as evidenced by net income of $6.1 million and a GAAP combined ratio of 41.0%.

Book Value Per Common Share

The following table presents our computation of book value per Common Share (“BVPS”) and FCBVPS as of selected balance sheet dates:

	March 31, 2015	Dec. 31, 2014	March 31, 2014
Book value numerator (in millions of U.S. dollars):

[A] Shareholders’ Equity	$177.6	$180.5	$176.8

Book value denominators (in thousands of shares):

[B] Common Shares outstanding	8,750	8,750	8,750
RSUs outstanding	7	7	—
[C] Common Shares and RSUs outstanding	8,757	8,757	8,750

BVPCS [A] / [B]	$20.30	$20.63	$20.20
FCBVPS [A] / [C]	20.28	20.62	20.20

Increase in FCBVPS, after taking into account dividends declared: (1)

From December 31, 2014	3.0%
From March 31, 2014	8.3%

(1) Computed as the increase in FCBVPS after taking into account dividends declared on Common Shares and RSUs of $0.96 and $1.56 during the three and twelve month periods ended March 31, 2015, respectively.

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

Consistent with our dividend policy, we declared and paid regular quarterly dividends of $0.30 per Common Share and RSU during each of the first three quarters of 2014 and, in February 2015, we declared a special dividend with respect to 2014 of $0.66 per Common Share and RSU. The aggregate dollar value of all dividends declared with respect to 2014, which totaled $13.7 million, represented 90.4% of our 2014 Distributable Income.  Additionally, in March 2015 we declared a regular first quarter 2015 dividend of $0.30 per Common Share and RSU, which was paid on April 15, 2015 to all shareholders of record as of March 31, 2015.

We experienced continued competition during the key January 1, 2015 renewal season, due to relatively light industry catastrophe losses experienced over the past several quarters.  As a result, we experienced an overall rate decrease of approximately 10% on the risks we wrote at January 1, 2015.

Despite the competitive market conditions we currently face, through the efforts of the Manager thus far in 2015, we believe that we have achieved preferred signings with our business partners.  Given our strong balance sheet and the Manager’s disciplined underwriting approach, we believe we are positioned to continue to perform well for the balance of 2015 and beyond.

On March 31, 2015, Montpelier entered into an Agreement and Plan of Merger (the “Merger”) with Endurance Specialty Holdings Ltd. (“Endurance”), a Bermuda exempted company. Subject to the terms and conditions of the Merger, upon closing Montpelier will become a wholly-owned subsidiary of Endurance.

The Merger is subject to the approval of Montpelier’s and Endurance’s common shareholders, regulatory approvals and other customary closing conditions and is currently expected to be completed in the third quarter of 2015.

Montpelier currently owns 33.3% of our outstanding Common Shares and, among other things: (i) manages our reinsurance underwriting decisions; (ii) is a significant source of our reinsurance business; and (iii) provides us with the services of our CEO, CFO and Chairman of the Board.

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

Our consolidated results of operations for the three month periods ended March 31, 2015 and 2014 were as follows:

	Three Month Periods Ended March 31,
($ in millions)	2015	2014

Revenues

Reinsurance premiums written	$20.1	$21.8
Change in net unearned reinsurance premiums	(10.3)	(11.6)
Net reinsurance premiums earned	9.8	10.2

Net income from derivative instruments (1)	—	0.1
Total revenues	9.8	10.3

Expenses

Underwriting expenses:
Loss and LAE - current year losses	(0.9)	(0.9)
Loss and LAE - prior year losses	0.1	—
Reinsurance acquisition costs	(2.3)	(2.2)
General and administrative expenses	(1.3)	(1.1)

Non-underwriting expenses:
Interest and financing expenses (1)	—	—

Total expenses	(4.4)	(4.2)

Net income and comprehensive income	$5.4	$6.1

Loss and LAE ratio	8.5%	8.5%
Acquisition cost ratio	22.7%	21.3%
General and administrative expense ratio	13.1%	11.2%
GAAP combined ratio	44.3%	41.0%

(1) During the three month period ended March 31, 2015, these income and expense items totaled less than $0.1 million.

Reinsurance Premiums Written and Earned

During the three month periods ended March 31, 2015 and 2014, we wrote $20.1 million and $21.8 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the first quarter of 2015, versus that of the comparable 2014 period, was primarily the result of rate decreases, which led to decreased premium on contracts written during the 2015 period.

During the three month periods ended March 31, 2015 and 2014, we earned $9.8 million and $10.2 million of reinsurance premiums, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

We did not write or earn any reinstatement premiums during the three month periods ended March 31, 2015 and 2014.

Net Income From Derivative Instruments

During the three month periods ended March 31, 2015 and , 2014, our in-force derivative contracts included the 2015 ILW Swap and the 2013 ILW Swap, respectively. Through March 31, 2015 and 2014, we were not aware of any industry loss events occurring that would have triggered a payment obligation under either the 2015 ILW Swap or the 2013 ILW Swap.  Accordingly, we recognized less than $0.1 million and $0.1 million in net income from these derivative instruments during the three month periods ended March 31, 2015 and 2014, respectively.

See Note 4 of the Notes to Consolidated Financial Statements.

Loss and LAE

During the three month periods ended March 31, 2015 and 2014, we established $0.9 million of loss and LAE reserves for estimated losses incurred during such periods, nearly all of which constituted IBNR reserves.  In addition, during the three month period ended March 31, 2015, we recognized $0.1 million of favorable loss and LAE reserve development for estimated losses incurred during 2014.

See Note 2 of the Notes to Consolidated Financial Statements.

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

The following table summarizes our consolidated reinsurance acquisition costs and the components of our acquisition cost ratio for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
($ in millions)	2015		2014
Commissions, brokerage costs and other	$1.7	17.2%	$1.6	15.2%
Profit commissions	0.6	5.5%	0.6	6.1%

Total reinsurance acquisition costs and associated ratios	$2.3	22.7%	$2.2	21.3%

Our reinsurance acquisition cost ratios attributable to commissions, brokerage costs, fronting fees and other for the three month periods ended March 31, 2015 and 2014, remained fairly consistent from period to period with the modest increase reflecting a higher portion of fronted premiums assumed by us during the 2015 period.  Profit commissions, which fluctuate based on our loss experience, added a further 5.5 and 6.1 percentage points to our reinsurance acquisition cost ratios for the three month periods ended March 31, 2015 and 2014, respectively.

General and Administrative Expenses

The following table summarizes our consolidated general and administrative expenses and the components of our general and administrative expense ratio for the three month periods ended March 31, 2015 an 2014:

	Three Month Periods Ended March 31,
($ in millions)	2015		2014
Amounts incurred pursuant to the:
Investment Management Agreement	$0.7	6.8%	$0.7	6.4%
Administrative Services Agreement	0.1	1.5%	0.1	1.4%
Underwriting and Insurance Management Agreement	0.1	1.0%	—	0.1%
Public company expenses	0.4	3.8%	0.3	3.3%

Total general and administrative expenses	$1.3	13.1%	$1.1	11.2%

See Note 11 of the Notes to Consolidated Financial Statements for further information regarding the nature of the expenses that we incur pursuant to the Investment Management Agreement, the Administrative Services Agreement and the Underwriting and Insurance Management Agreement. During the three month period ended March 31, 2014, we incurred less than $0.1 million pursuant to the Underwriting and Insurance Management Agreement.

Our public company expenses incurred during the periods presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company. The increase in these expenses during the first quarter of 2015, versus those of the comparable 2014 period, was due primarily to amortization of the outstanding RSUs issued to the Company’s directors in June 2014.

Interest and Financing Expenses

On May 2, 2014, we entered into the Credit Agreement which permits us to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. As of March 31, 2015, we had $4.0 million of outstanding borrowings under the Credit Agreement.

During the three month period ended March 31, 2015, we incurred interest expense and facility fees associated with the Credit Agreement of less than $0.1 million.

Income taxes

We were not subject to income taxes in any jurisdiction during the periods presented.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its operating subsidiaries to pay its expenses and dividends to its shareholders and to repay its outstanding borrowings under the Credit Agreement. There are restrictions imposed by the BMA on the payment of dividends and distributions to the Company from its operating subsidiaries as described in Note 10 of the Notes to Consolidated Financial Statements.

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

As of March 31, 2015, we held $7.9 million of cash and cash equivalents of which: (i) $5.2 million was pledged to trust accounts established for the benefit of third parties; (ii) $2.6 million was pledged to trust accounts established for the benefit of Blue Water Re (in support of the BW Retrocessional Agreement); and (iii) $0.1 million represented unencumbered cash on hand.

As of March 31, 2015, the Company had $4.0 million of outstanding borrowings under the Credit Agreement which must be repaid or extended, in the form of a new borrowing, no later than November 2, 2015. See Note 7 of the Notes to Consolidated Financial Statements.

The Company intends to repay the remaining $4.0 million of its outstanding borrowings under the Credit Agreement with funds it expects to receive from Blue Capital Re, which are expected to be made available to Blue Capital Re in the normal course through scheduled releases of funds currently held as collateral.

The Credit Agreement contains covenants that limit the Company’s and, to a lesser extent, Montpelier’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.  The Credit Agreement also contains covenants that require: (i) the Company to maintain a debt to total capitalization ratio less than or equal to 22.5%; (ii) Montpelier to maintain a financial strength rating from Fitch of at least “BBB+”; and (iii) each of the Company and Montpelier to maintain at least 70% of its net worth as of the date of the Credit Agreement.  If the Company or Montpelier were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against the Company or Montpelier.  As of March 31, 2015, the Company and Montpelier (as a guarantor) were in compliance with each of the covenants associated with the Credit Agreement.

The Company and Montpelier renewed the Credit Agreement on May 1, 2015 (the “Amended Credit Agreement”).  The Amended Credit Agreement also contains certain financial covenants as well as covenants that limit the Company’s and, to a lesser extent, Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. The covenants associated with the Amended Credit Agreement were, however, amended to permit the agreement to survive the Merger.

During the three month period ended March 31, 2015, we declared: (i) a special dividend with respect to 2014 of $0.66 per Common Share and RSU, which was paid on March 13, 2015; and (ii) a first quarter 2015 regular dividend of $0.30 per Common Share and RSU, which was paid on April 15, 2015. The total dollar amount of dividends declared during the three month period ended March 31, 2015 was $8.4 million.

We intend to continue to make quarterly dividend payments for each of the first three fiscal quarters of each fiscal year, followed by a fourth “special” dividend after the end of our fiscal year to meet our dividend payout target for each fiscal year.  Any future determination to pay dividends will remain at the discretion of the Board and will be dependent upon many factors, including: (i) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of our expenses) and capital requirements; (ii) general business conditions, (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; and (v) any other factors that the Board deems relevant. We currently expect that our dividends will be subject to customary dividend tax treatment in the U.S., but if our total dividends paid during any given year exceed our current and accumulated earnings and profits as of the end of such year (determined under U.S. tax principles), a portion of our dividends paid in that year will be treated: (i) first, as a nontaxable return of capital, to the extent of a shareholder’s tax basis in Common Shares (on a dollar-for-dollar basis); and (ii) subsequently, as capital gain.

Capital Resources

Our total shareholders’ equity (or total capital) was $177.6 million and $180.5 million at March 31, 2015 and December 31, 2014, respectively.  The decrease in our total capital during the three month period ended March 31, 2015 was the result of recording net income of $5.4 million, recognizing $0.1 million of additional paid-in capital through the amortization of share-based compensation and declaring $8.4 million in dividends to holders of Common Shares and RSUs.

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

Contractual Obligations and Commitments

As of March 31, 2015, the Company had $4.0 million of outstanding borrowings under the Credit Agreement. This borrowing must be repaid or extended, in the form of a new borrowing, no later than November 2, 2015.

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

As of March 31, 2015, our total shareholders’ equity was $177.6 million.  Assuming that our average total shareholders’ equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $2.7 million per year pursuant to this agreement.

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

Since the Underwriting and Insurance Management Agreement is dependent on our future performance, we are unable to determine the amount of Performance Fees we would expect to pay the Manager in future periods pursuant to this agreement. To date, we have incurred $0.1 million in Performance Fees pursuant to this agreement.

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

As of March 31, 2015, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $9.0 million.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at March 31, 2015 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Off-Balance Sheet Arrangements

As of March 31, 2015, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

We experienced a net decrease in our cash and cash equivalents of $3.6 million and $44.4 million during the three month periods ended March 31, 2015 and 2014, respectively.

During the three month period ended March 31, 2015, our premium collections and other operating activities exceeded transfers of cash and cash equivalents into trusts established by Blue Water Re and payments of general and administrative expenses by $6.2 million. We also paid $5.8 million in dividends to holders of Common Shares and RSUs and repaid $4.0 million in borrowings under the Credit Agreement during the period.

During the three month period ended March 31, 2014, our transfers of cash and cash equivalents into trusts established by Blue Water Re and payments of general and administrative expenses exceeded our premium collections and other operating activities by $44.4 million.

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

Loss and LAE Reserves

As of March 31, 2015 our best estimate for gross and net unpaid loss and LAE reserves was $7.2 million, with IBNR representing approximately 59% of such reserves.

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

Further information regarding our loss and LAE reserve estimates is included in the section entitled “Summary of Critical Accounting Estimates”  in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in the 2014 Form 10-K, as filed with the SEC.

Written and Earned Reinsurance Premiums

During the three month periods ended March 31, 2015 and 2014, we wrote $20.1 million and $21.8 million in reinsurance premiums, respectively, and earned reinsurance premiums of $9.8 million and $10.2 million, respectively.

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

Detailed information regarding our written and earned reinsurance premiums is included in the section entitled “Summary of Critical Accounting Estimates”  in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included in the 2014 Form 10-K, as filed with the SEC.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Refer to the 2014 Form 10-K, as filed with the SEC, and in particular Item 7A - “Quantitative and Qualitative Disclosures About Market Risk.”  As of March 31, 2015, there were no material changes to our market risks as described in the 2014 Form 10-K, as filed with the SEC.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2015.  Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three month period ended March 31, 2015, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings.

We are subject to litigation and arbitration proceedings in the normal course of our business.  Such proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Our estimates of possible losses incurred in connection with such legal proceedings are provided for as “loss and loss adjustment expenses” on our Consolidated Statements of Operations and are included within “loss and loss adjustment expense reserves” on our Consolidated Balance Sheets.

We had no unresolved legal proceedings at March 31, 2015.

Item 1A.      Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A “Risk Factors” included in the 2014 Form 10-K, as filed with the SEC.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Additional risks not presently known to us or currently deemed immaterial may also impair our business or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)             None.

(b)             None.

(c)              None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

(a)      On May 1, 2015, the Company entered into the Amended Credit Agreement which permits the Company to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Amended Credit Agreement contains certain financial covenants as well as covenants that limit the Company’s and, to a lesser extent, Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.

If the Company or Montpelier fail to comply with any of these covenants, the issuer of the Amended Credit Agreement could revoke the facility and exercise remedies against the Company or Montpelier.

Montpelier currently owns 33.3% of the Company’s outstanding common shares and, pursuant to an existing guarantee agreement, serves as a guarantor of the Company’s obligations for this facility and is entitled to receive an annual guarantee fee from the Company equal to 0.125% of the facility’s total capacity. See Note 11 of the Notes to Consolidated Financial Statements.

The foregoing description of the Amended Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the operative supporting documents, which is filed as Exhibit 10 to this Quarterly Report on Form 10-Q, respectively.

(b)                   None.

Item 6.         Exhibits.

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

Exhibit
Number	Description of Document
10	First Amendment to the Credit Agreement among the Company, Montpelier and Royal Bank of Canada. (*)

11	Statement Re: Computation of Per Share Earnings (included as Note 6 of the Notes to Consolidated Financial Statements).

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

	By:	/s/ MICHAEL S. PAQUETTE
	Name:	Michael S. Paquette
	Title:	Chief Financial Officer
(Principal Financial Officer)

May 4, 2015