Form 10-Q
period 2015-06-30
Blue Capital Reinsurance Holdings Ltd.
filed 2015-07-30
CIK 1582086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 30, 2015, the registrant had 8,752,335 common shares outstanding, with a par value of $1.00 per share (“Common Shares”).

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30,	December 31,
(In millions of U.S. dollars, except per share amounts)	2015	2014
Assets
Cash and cash equivalents	$8.7	$11.5
Reinsurance premiums receivable	14.2	5.9
Deferred reinsurance acquisition costs	1.0	0.1
Funds held by ceding companies	189.6	183.6
Other assets	0.8	0.2

Total Assets	$214.3	$201.3
Liabilities
Loss and loss adjustment expense reserves	$5.4	$7.9
Unearned reinsurance premiums	9.3	1.1
Debt	9.0	8.0
Reinsurance balances payable	4.7	2.8
Accounts payable and accrued expenses (See Note 11)	4.8	1.0
Other liabilities	0.6	—

Total Liabilities	33.8	20.8

Commitments and Contingent Liabilities (See Note 12)	—	—

Shareholders’ Equity
Common Shares, at par value - 8,752,335 and 8,750,000 shares issued and outstanding	8.8	8.8
Additional paid-in capital	165.3	165.2
Retained earnings	6.4	6.5

Total Shareholders’ Equity	180.5	180.5

Total Liabilities and Shareholders’ Equity	$214.3	$201.3

See Notes to Consolidated Financial Statements, including Note 11 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
(In millions of U.S. dollars, except per share amounts)	2015	2014	2015	2014
Revenues

Reinsurance premiums written	$7.6	$10.7	$27.7	$32.5
Change in net unearned reinsurance premiums	2.1	0.4	(8.2)	(11.2)

Net reinsurance premiums earned	9.7	11.1	19.5	21.3
Net income from derivative instruments	—	0.1	—	0.2

Total revenues	9.7	11.2	19.5	21.5

Expenses
Underwriting expenses:
Loss and loss adjustment expenses	0.1	7.3	0.9	8.2
Reinsurance acquisition costs	2.2	1.5	4.5	3.7
General and administrative expenses	1.8	1.1	3.1	2.2
Non-underwriting expenses:
Interest and financing expenses	0.1	0.1	0.1	0.1

Total expenses	4.2	10.0	8.6	14.2

Net income and comprehensive income	$5.5	$1.2	$10.9	$7.3

Per share data:
Basic and diluted earnings per Common Share	$0.63	$0.13	$1.25	$0.83
Dividends declared per Common Share and RSU	0.30	0.30	1.26	0.60

See Notes to Consolidated Financial Statements, including Note 11 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Month Periods Ended June 30, 2015 and 2014

Unaudited

	Total	Common	Additional
	shareholders’	Shares, at	paid-in	Retained
(In millions of U.S. dollars)	equity	par value	capital	earnings

Opening balances at January 1, 2015	$180.5	$8.8	$165.2	$6.5

Net income	10.9	—	—	10.9
Expense recognized for RSUs	0.1	—	0.1	—
Dividends declared - Common Shares and RSUs	(11.0)	—	—	(11.0)

Ending balances at June 30, 2015	$180.5	$8.8	$165.3	$6.4

	Total	Common	Additional	Retained
	shareholders’	Shares, at	paid-in	earnings
(In millions of U.S. dollars)	equity	par value	capital	(deficit)

Opening balances at January 1, 2014	$173.3	$8.8	$165.2	$(0.7)

Net income	7.3	—	—	7.3
Dividends declared - Common Shares and RSUs	(5.3)	—	—	(5.3)

Ending balances at June 30, 2014	$175.3	$8.8	$165.2	$1.3

See Notes to Consolidated Financial Statements, including Note 11 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Month Periods
	Ended June 30,
(In millions of U.S. dollars)	2015	2014
Cash flows from operations:
Net income	$10.9	$7.3
Charges to reconcile net income to net cash from operations:
Expense recognized for RSUs	0.1	—
Net change in:
Loss and loss adjustment expense reserves	(2.5)	7.9
Unearned reinsurance premiums	8.2	11.2
Reinsurance balances payable	1.9	0.9
Deferred reinsurance acquisition costs	(0.9)	(0.9)
Reinsurance premiums receivable	(8.3)	(11.1)
Funds held by ceding companies	(6.0)	(163.9)
Accounts payable and accrued expenses	1.2	1.2
Other assets	(0.6)	0.9
Other liabilities	0.6	0.5
Net cash and cash equivalents provided from (used for) operations	4.6	(146.0)

Net cash and cash equivalents from investing activities	—	—

Cash flows from financing activities:
Dividends paid - Common Shares and RSUs	(8.4)	(2.6)
Borrowings under the Credit Agreement	5.0	—
Repayments of borrowings under the Credit Agreement	(4.0)	—
Net cash and cash equivalents used for financing activities	(7.4)	(2.6)

Net decrease in cash and cash equivalents during the period	(2.8)	(148.6)

Cash and cash equivalents - beginning of period	11.5	173.8

Cash and cash equivalents - end of period	$8.7	$25.2

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

As of June 30, 2015 and December 31, 2014, Montpelier owned 33.3% of the Company’s outstanding Common Shares. See Note 11.

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

Cash and Cash Equivalents

Blue Capital’s cash and cash equivalents of $8.7 million and $11.5 million at June 30, 2015 and December 31, 2014, respectively, consisted of cash and fixed income investments with maturities of less than three months, as measured from the date of purchase.  For all periods presented, the amortized cost of each of Blue Capital’s cash equivalents approximated their fair value.

Net investment income is recorded net of investment management, custody and other investment-related expenses. During the three and six month periods ended June 30, 2015 and 2014, the amount of net investment income that Blue Capital earned on its cash and cash equivalents totaled less than $0.1 million.

Amounts Held in Trust for the Benefit of Ceding Companies

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

As of June 30, 2015, Blue Capital had pledged $5.3 million of its cash and cash equivalents to trust accounts established for the benefit of third parties. As of December 31, 2014, Blue Capital had pledged $10.4 million of its cash and cash equivalents to trust accounts established for the benefit of third parties ($10.0 million) and Blue Water Re ($0.4 million). The cash and cash equivalents pledged to Blue Water Re represent funds that have not yet been formally transferred to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement. See Note 11. These amounts are presented on the Company’s Consolidated Balance Sheets as “cash and cash equivalents.”

As of June 30, 2015 and December 31, 2014, Blue Capital had transferred $189.6 million and $183.6 million of its cash and cash equivalents, respectively, to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement. See Note 11.  These amounts are presented on the Company’s Consolidated Balance Sheets as “funds held by ceding companies.”

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

Reinsurance premiums receivable are recorded at amounts due less any provision for doubtful accounts. As of June 30, 2015 and December 31, 2014, Blue Capital Re did not require a provision for doubtful accounts.

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

As of June 30, 2015 and December 31, 2014, Blue Capital Re had reinsurance balances payable of $4.7 million and $2.8 million, respectively.

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

As of June 30, 2015 and December 31, 2014, Blue Capital Re had not purchased any reinsurance.

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

NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re’s loss and LAE reserve movements for the three and six month periods ended June 30, 2015 and 2014:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2015	2014	2015	2014
Gross and net unpaid loss and LAE reserves - beginning	$7.2	$0.9	$7.9	$—

Losses and LAE incurred:
Current year losses	0.5	7.3	1.4	8.2
Prior year losses	(0.4)	—	(0.5)	—
Total incurred losses and LAE	0.1	7.3	0.9	8.2

Losses and LAE paid and approved for payment:
Current year losses	—	(0.3)	—	(0.3)
Prior year losses	(1.9)	—	(3.4)	—
Total losses and LAE paid and approved for payment	(1.9)	(0.3)	(3.4)	(0.3)

Gross and net unpaid loss and LAE reserves - ending	$5.4	$7.9	$5.4	$7.9

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

During the three and six month periods ended June 30, 2015, Blue Capital Re established $0.5 million and $1.4 million of current year loss and LAE reserves. There were no individually significant known loss events that impacted Blue Capital Re during the 2015 periods. During the three and six month periods ended June 30, 2014, Blue Capital Re established $7.3 million and $8.2 million of current year loss and LAE reserves, which related primarily to estimated losses incurred from U.S. tornadoes and European Windstorm Ela during the second quarter of 2014.

During the three and six month periods ended June 30, 2015, Blue Capital Re recognized $0.4 million and $0.5 million of favorable loss and LAE reserve development for estimated losses incurred during 2014. The prior year loss and LAE development that Blue Capital Re recognized during the 2015 periods was primarily the result of new or revised loss information received from its cedants.

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

The following table sets forth a breakdown of Blue Capital’s premiums written by geographic area of risks insured during the three and six month periods ended June 30, 2015 and 2014:

	Three Month Periods Ended June 30,
	2015		2014

Worldwide (1)	$5.5	73%	$6.4	60%
USA:
Nationwide	0.1	1	1.2	11
Florida	1.9	25	2.7	25
Gulf region	0.1	1	0.1	1
California	—	—	0.3	3
Midwest region and other	—	—	—	—
Mid- Atlantic region	—	—	—	—
Worldwide, excluding U.S.(2)	—	—	—	—
Total premiums written	$7.6	100%	$10.7	100%

	Six Month Periods Ended June 30,
	2015		2014

Worldwide (1)	$14.0	50%	$18.4	57%
USA:
Nationwide	5.5	20	4.7	14
Florida	2.4	9	3.5	11
Gulf region	1.6	6	1.4	4
California	0.7	3	1.2	4
Midwest region and other	0.6	2	1.0	3
Mid- Atlantic region	0.4	1	1.0	3
Worldwide, excluding U.S.(2)	2.5	9	1.3	4
Total premiums written	$27.7	100%	$32.5	100%

(1)              “Worldwide” comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.

(2)              “Worldwide, excluding U.S.” comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

The following table sets forth a breakdown of Blue Capital’s net premiums earned by geographic area of risks insured during the three and six month periods ended June 30, 2015 and 2014:

	Three Month Periods Ended June 30,
	2015		2014

Worldwide (1)	$6.2	64%	$7.8	70%
USA:
Nationwide	1.5	16	1.1	10
Florida	0.5	5	0.5	4
Gulf region	0.5	5	0.3	3
Midwest region and other	0.1	1	0.3	3
California	0.1	1	0.5	4
Mid- Atlantic region	0.1	1	0.2	2
Worldwide, excluding U.S.(2)	0.7	7	0.4	4
Total net premiums earned	$9.7	100%	$11.1	100%

	Six Month Periods Ended June 30,
	2015		2014

Worldwide (1)	$12.5	64%	$15.6	74%
USA:
Nationwide	2.9	15	2.0	10
Florida	1.1	6	0.7	3
Gulf region	0.9	5	0.6	3
Midwest region and other	0.3	1	0.5	2
California	0.3	1	0.7	3
Mid- Atlantic region	0.2	1	0.5	2
Worldwide, excluding U.S.(2)	1.3	7	0.7	3
Total net premiums earned	$19.5	100%	$21.3	100%

(1)              “Worldwide” comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.

(2)              “Worldwide, excluding U.S.” comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

NOTE 4.                      Derivative Instruments

Inward Industry Loss Warranty (“ILW”) Swaps

In February 2015, Blue Capital Re ILS entered into an inward ILW swap (the “2015 Inward ILW Swap”) with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment of $0.6 million, Blue Capital Re ILS is required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from February 2015 to February 2016. Blue Capital Re ILS’s maximum payment obligation under the 2015 Inward ILW Swap is $5.2 million. Through June 30, 2015, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the 2015 Inward ILW Swap.

The 2015 Inward ILW Swap is valued on the basis of models developed by the Manager, which represent unobservable (Level 3) inputs.  See Note 1.  As of June 30, 2015, the fair value of the 2015 Inward ILW Swap was $0.6 million, which was recorded as an “other liability” on the Company’s June 30, 2015 Consolidated Balance Sheet.

During the three and six month periods ended June 30, 2015, Blue Capital Re recognized income from derivative instruments of less than $0.1 million and $0.1 million, respectively, pursuant to the 2015 Inward ILW Swap.

In December 2013, Blue Capital Re ILS entered into an inward ILW swap (the “2013 Inward ILW Swap”) with a third-party under which qualifying loss payments were triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment of $1.5 million, Blue Capital Re ILS was required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from November 2013 to December 2014. Blue Capital Re ILS’s maximum payment obligation under the 2013 Inward ILW Swap was $10.0 million. During the term of the 2013 Inward ILW Swap, no industry loss event occurred which would have triggered a payment obligation by Blue Capital Re ILS.

The 2013 Inward ILW Swap was valued on the basis of a model developed by the Manager, which represented unobservable (Level 3) inputs.  See Note 1.

During the three and six month periods ended June 30, 2014, Blue Capital Re recognized income from derivative instruments of $0.1 million and $0.2 million, respectively, pursuant to the 2013 Inward ILW Swap.

Outward ILW Swaps

In June 2015, Blue Capital Re ILS entered into an outward ILW swap (the “2015 Outward ILW Swap”) with a third-party in order to purchase protection against U.S. wind exposures from June 2015 to December 2015. In return for a fixed payment of $0.7 million, Blue Capital Re ILS is entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Blue Capital Re ILS under the 2015 Outward ILW Swap is $3.7 million.  Through June 30, 2015, Blue Capital Re ILS was not aware of any industry loss event occurring which would have triggered a recovery under the 2015 Outward ILW Swap.

The 2015 Outward ILW Swap is valued on the basis of a model developed by the Manager, which represented unobservable (Level 3) inputs.  See Note 1.  As of June 30, 2015, the fair value of the 2015 Outward ILW Swap was $0.7 million, which was recorded as an “other asset” on the Company’s June 30, 2015 Consolidated Balance Sheet.

During each of the three and six month periods ended June 30, 2015, Blue Capital Re recognized a loss from derivative instruments of less than $0.1 million pursuant to the 2015 Outward ILW Swap.

In June 2014, Blue Capital Re ILS entered into an outward ILW swap (the “2014 Outward ILW Swap”) with a third-party in order to purchase protection against U.S. wind exposures from June 2014 to December 2014. In return for a fixed payment of $0.7 million, Blue Capital Re ILS was entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Blue Capital Re ILS under the 2014 Outward ILW Swap was $3.7 million. During the term of the 2014 Outward ILW Swap, no industry loss event occurred which would have triggered a recovery by Blue Capital Re ILS.

The 2014 Outward ILW Swap was valued on the basis of a model developed by the Manager, which represented unobservable (Level 3) inputs.  See Note 1.

During each of the three and six month periods ended June 30, 2014, Blue Capital Re recognized a loss from derivative instruments of less than $0.1 million, pursuant to the 2014 Outward ILW Swap.

NOTE 5.                      Shareholders’ Equity

Common Shares

The Company’s share capital consists of Common Shares with a $1.00 par value per share.  Holders of Common Shares are entitled to one vote for each share held, subject to any voting limitations imposed by the Company’s Bye-Laws.  As of June 30, 2015 and December 31, 2014, the Company had 8,752,335 and 8,750,000 Common Shares outstanding, respectively.

On June 15, 2015, the Company issued a total of 2,335 Common Shares in satisfaction of vested RSU obligations.  See Note 8.

Dividends to Holders of Common Shares and RSUs

The Company declared regular cash dividends per Common Share and RSU of $0.30 during each of the three month periods ended June 30, 2015 and 2014 and $0.60 per Common Share and RSU during each of the six month periods ended June 30, 2015 and 2014.  In addition, in February 2015, the Company declared a special dividend with respect to its 2014 Distributable Income of $0.66 per Common Share and RSU. As of June 30, 2015 and December 31, 2014, the Company had $2.6 million and zero of dividends payable to holders of Common Shares and RSUs, which is included within “accounts payable and accrued expenses” on its Consolidated Balance Sheets.

The total amount of dividends paid to holders of Common Shares and RSUs during the six month periods ended June 30, 2015 and 2014 was $8.4 million and $2.6 million, respectively.

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

Common Share Repurchase Authorization

At June 30, 2015, the Company did not have an authorization to repurchase any of its Common Shares.

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

For purposes of determining basic and diluted earnings per Common Share, a portion of net income is allocated to outstanding RSUs which serves to reduce the Company’s earnings per Common Share numerators. Net losses are not allocated to outstanding RSUs and, therefore, do not impact the Company’s per Common Share numerators in any period in which it incurs a net loss.

The following table outlines the Company’s computation of its basic and diluted earnings per Common Share for the three and six month periods ended June 30, 2015 and 2014:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2015	2014	2015	2014

Net income	$5.5	$1.2	$10.9	$7.3
Less: net earnings allocated to participating securities (1)	—	—	—	—
Earnings per Common Share numerator	$5.5	$1.2	$10.9	$7.3

Average Common Shares outstanding (in thousands of shares)	8,751	8,750	8,750	8,750

Basic and diluted earnings per Common Share	$0.63	$0.13	$1.25	$0.83

(1)         During each of the three and six month periods ended June 30, 2015 and 2014, the net earnings allocated to participating securities totaled less than $0.1 million.

NOTE 7.                      Credit Agreement

On May 1, 2015, the Company renewed its 364-day unsecured credit agreement (the “Credit Agreement”) which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes.  Borrowings under the Credit Agreement bear interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points. The Company is also subject to an ongoing annual commitment and administrative fee of 0.375% of the facility’s total capacity.

Montpelier serves as a guarantor of the Company’s obligations under the Credit Agreement and receives an annual guarantee fee from the Company equal to 0.125% of the facility’s total capacity.  See Note 11.

As of June 30, 2015 and December 31, 2014, the Company had $9.0 million and $8.0 million of outstanding borrowings, respectively, under the Credit Agreement. With respect to the Company’s outstanding borrowings at June 30, 2015, $4.0 million must be repaid or extended, in the form of a new borrowing, no later than November 2, 2015 and is subject to an annual interest rate of 1.41%, and $5.0 million must be repaid or extended, in the form of a new borrowing, no later than December 21, 2015 and is subject to an annual interest rate of 1.45%.

The Company incurred and paid interest and commitment fees on its borrowings under the Credit Agreement of less than $0.1 million during each of the three and six month periods ended June 30, 2015 and 2014.

During each of the three and six month periods ended June 30, 2015 and 2014, the Company incurred $0.1 million in fees in connection with establishing/renewing the Credit Agreement.

The Credit Agreement contains covenants that limit the Company’s and, to a lesser extent, Montpelier’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.  The Credit Agreement also contains covenants that require: (i) the Company to maintain a debt to total capitalization ratio less than or equal to 22.5%; (ii) Montpelier to maintain a financial strength rating from Fitch of at least “BBB+”; and (iii) each of the Company and Montpelier to maintain at least 70% of its total shareholders’ equity as of the date of the Credit Agreement.  If the Company or Montpelier were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against the Company or Montpelier.  As of June 30, 2015 and December 31, 2014, the Company and Montpelier (as a guarantor) were in compliance with each of the covenants associated with the Credit Agreement.

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

On June 15, 2015, the Company awarded a total of 7,000 RSUs (the “2015 RSUs”) to its directors. The 2015 RSUs earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the 2015 RSUs was $0.1 million. In determining the grant date fair value associated with the 2015 RSUs, the Company assumed a forfeiture rate of zero. The forfeiture assumption associated with the 2015 RSUs may be adjusted, if necessary, based on future experience.

On June 15, 2014, the Company awarded a total of 7,000 RSUs (the “2014 RSUs”) to its directors. The 2014 RSUs earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the 2014 RSUs was $0.1 million. In determining the grant date fair value associated with the 2014 RSUs, the Company assumed a forfeiture rate of zero. The forfeiture assumption associated with the 2014 RSUs may be adjusted, if necessary, based on future experience.

On June 15, 2015, the Company paid out a total of 2,335 vested 2014 RSUs to its directors.  See Note 5.  The fair value of the 2014 RSUs paid out on June 15, 2015 was less than $0.1 million.  The RSUs payable to Mr. William Pollett, Montpelier’s Chief Corporate Development and Strategy Officer and Treasurer, and Mr. Christopher Harris, Montpelier’s Chief Executive Officer, were paid directly to Montpelier.  See Note 11.

During the three and six month periods ended June 30, 2015, the Company recognized less than $0.1 million and $0.1 million of RSU expense, respectively, and during each of the three and six month periods ended June 30, 2014, the Company recognized less than $0.1 million of RSU expense. The Company expects to incur future RSU expense associated with its currently outstanding RSUs of less than $0.1 million during the year ended December 31, 2015, $0.1 million during the year ended December 31, 2016 and less than $0.1 million during the years ended December 31, 2017 and 2018.

As of June 30, 2015 and December 31, 2014, there were 11,665 and 7,000 RSUs outstanding under the 2013 LTIP, respectively.

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

With respect to the year ending December 31, 2015, Blue Capital Re has the ability to distribute up to $24.9 million of its total capital to its parent without BMA approval. During the six month period ended June 30, 2015, Blue Capital Re declared and paid $6.5 million in distributions of its capital to its parent.

The Insurance Act further provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities.  Blue Capital Re exceeded its minimum liquidity requirements at June 30, 2015 by $197.2 million.

Blue Capital Re’s net income (which approximated its statutory net income) for the three and six month periods ended June 30, 2015 was $7.3 million and $14.0 million, respectively.  Blue Capital Re’s net income (which approximated its statutory net income) for the three and six month periods ended June 30, 2014 was $2.3 million and $9.4 million, respectively.

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

NOTE 11.               Related Party Transactions

Through each of the following roles and relationships, Blue Capital leverages Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business: (i) the Manager, a wholly-owned subsidiary of Montpelier, manages Blue Capital Re’s and Blue Capital Re ILS’s reinsurance underwriting decisions; (ii) Blue Water Re is a significant source of reinsurance business for Blue Capital Re;  (iii) Mr. Pollett, Montpelier’s Chief Corporate Development and Strategy Officer and Treasurer, serves as a director and CEO of the Company; (iv) Mr. Michael Paquette, Montpelier’s CFO, serves as the Company’s CFO; and (v) Mr. Harris, Montpelier’s Chief Executive Officer, serves as Chairman of the Board.

All of the compensation to which Messrs. Pollett and Harris are entitled as directors of the Company has been assigned directly to Montpelier.

As of June 30, 2015 and December 31, 2014, Montpelier owned 33.3% of the Company’s outstanding Common Shares.

Services Provided to Blue Capital by Montpelier

Montpelier provides services to Blue Capital through the following arrangements:

BW Retrocessional Agreement. Through a retrocessional contract dated December 31, 2013 (the “BW Retrocessional Agreement”), between Blue Capital Re and Blue Water Re, Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with the Company’s underwriting guidelines. Pursuant to the BW Retrocessional Agreement, Blue Capital Re may participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Montpelier Reinsurance Ltd. (“Montpelier Re”), a wholly-owned subsidiary of Montpelier, or other third-party reinsurers, which provides it with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Montpelier Re or other well capitalized third-party rated reinsurers, which allows Blue Capital Re to transact business with counterparties who prefer to enter into contracts with rated reinsurers.

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

Fees Incurred Pursuant to the Aforementioned Agreements

Three and Six Month Periods Ended June 30, 2015

During the three and six month periods ended June 30, 2015, the Company incurred general and administrative expenses of: (i) $0.6 million and $1.3 million, respectively, pursuant to the Investment Management Agreement; (ii) $0.2 million and $0.3 million, respectively, pursuant to the Administrative Services Agreement; and (iii) $0.5 million and $0.6 million, respectively, pursuant to the Underwriting and Insurance Management Agreement.

During each of the three and six month periods ended June 30, 2015, the Company incurred interest and financing expenses of less than $0.1 million pursuant to Montpelier’s guarantee of the Company’s obligations with respect to the Credit Agreement. See Note 7.

Three and Six Month Periods Ended June 30, 2014

During the three and six month periods ended June 30, 2014, the Company incurred general and administrative expenses of: (i) $0.6 million and $1.3 million, respectively, pursuant to the Investment Management Agreement; (ii) $0.2 million and $0.3 million, respectively, pursuant to the Administrative Services Agreement; and (iii) zero and less than $0.1 million, respectively, pursuant to the Underwriting and Insurance Management Agreement.

During each of the three and six month periods ended June 30, 2014, the Company incurred interest and financing expenses of less than $0.1 million pursuant to Montpelier’s guarantee of the Company’s obligations with respect to the Credit Agreement. See Note 7.

As of June 30, 2015 and December 31, 2014, the Company owed Montpelier $0.7 million and $0.5 million for the services performed pursuant to the aforementioned agreements, respectively.

NOTE 12.               Commitments and Contingent Liabilities

Commitments

As of June 30, 2015 and December 31, 2014, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of its initial public offering in November 5, 2013 (the “IPO”), whether or not the Manager’s performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders’ equity (approximately $9.0 million as of June 30, 2015).

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

The Company and its subsidiaries had no unresolved legal proceedings at June 30, 2015 and December 31, 2014.

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

At June 30, 2015 and December 31, 2014, the fair value of the Company’s outstanding borrowings under the Credit Agreement, each of which were of a short duration, approximated their carrying value of $9.0 million and $8.0 million, respectively. See Note 7.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2015 and 2014, and our financial condition as of June 30, 2015 and December 31, 2014.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2014 Form 10-K, as filed with the SEC.

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

•                                        our dependence on our Chief Executive Officer, our Chief Financial Officer and our service providers, particularly since these relationships are likely to be impacted by the pending merger among Montpelier and Endurance Specialty Holdings Ltd.;

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

Exposure Management

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones. Our June 1, 2015 projected net exposures by zone were in compliance with our underwriting guidelines. Namely, our projected net exposure to any one zone was below 50% of our shareholders’ equity at June 30, 2015.

These broadly defined major catastrophe zones are currently defined as follows:

North America:	Europe:	Rest of World:
U.S. - Northeast	Western Central Europe (1)	Australia
U.S. - Mid-Atlantic	Eastern Europe	New Zealand
U.S. - Florida	Southern Europe	Japan
U.S. - Gulf	Northern Europe, Benelux and Scandinavia	South America
U.S. - New Madrid	U.K. and Ireland	Middle East
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

The table that follows details the projected net impact from single event losses as of June 1, 2015 for selected zones at specified return periods using AIR Worldwide Corporation’s Touchstone 2.0 and CATRADER 16.0, both of which are industry-recognized third-party vendor models. It is important to note that each catastrophe model contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Since the Manager utilizes a combination of third-party models, proprietary models and underwriting judgment to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the table below:

Net Impact From Single Event Losses at Specified Return Periods

	Net Impact		Percentage of June 30, 2015
	(Millions)	Return Period (1)	Shareholders’ Equity

U.S. - Florida hurricane	$62	1 in 100 year	34%

Japan earthquake	32	1 in 250 year	18%

California earthquake	27	1 in 250 year	15%

All other zones			less than 15%

(1)         A “100-year” return period can also be referred to as the 1.0% occurrence exceedance probability (“OEP”), meaning there is a 1.0% chance in any given year that this level will be exceeded.  A “250-year” return period can also be referred to as the 0.4% OEP, meaning there is a 0.4% chance in any given year that this level will be exceeded.

Our June 1, 2015 single event loss exposures were within our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our shareholders’ equity at June 30, 2015, and the projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our shareholders’ equity at June 30, 2015.

Our projections of the net impact from single event losses may vary considerably within a particular territory depending on the specific characteristics of the event.

Given the limited availability of reliable historical data, there is a great deal of uncertainty with regard to the accuracy of any catastrophe model, especially when contemplating longer return periods.

Our single event loss estimates represent snapshots as of June 1, 2015. The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, losses incurred, the expiration of existing policies and changes in our ceded reinsurance and derivative protections. There were no material changes made to the composition of our in-force portfolio from June 1, 2015 to June 30, 2015.

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

Summary Financial Results

Three and Six Month Periods Ended June 30, 2015

We ended the second quarter of 2015 with a fully converted book value per Common Share (“FCBVPS”) of $20.59, an increase of 3.0% for the quarter after taking into account dividends declared on Common Shares during the period. Our net income for the three month period ended June 30, 2015 was $5.5 million, which included no individually significant net losses.  Our GAAP combined ratio was 42.2% for the second quarter of 2015.

We experienced an increase in FCBVPS of 6.0% during the first half of 2015 after taking into account dividends declared on Common Shares during the period. Our net income for the six month period ended June 30, 2015 was $10.9 million, which included no individually significant net losses.  Our GAAP combined ratio was 43.2% for the first half of 2015.

Three and Six Month Periods Ended June 30, 2014

We ended the second quarter of 2014 with a FCBVPS of $20.02, an increase of 0.6% for the quarter after taking into account dividends declared on Common Shares during the period. Our net income for the three month period ended June 30, 2014 was $1.2 million, which included $7.3 million in net losses, primarily from U.S. tornadoes and European Windstorm Ela. Our GAAP combined ratio was 89.2% for the second quarter of 2014.

We experienced an increase in FCBVPS of 4.1% during the first half of 2014 after taking into account dividends declared on Common Shares during the period. Our net income for the six month period ended June 30, 2014 was $7.3 million, which included the second quarter 2014 storm losses described above.  Our GAAP combined ratio was 66.1% for the first half of 2014.

Book Value Per Common Share

The following table presents our computation of book value per Common Share (“BVPS”) and FCBVPS as of selected balance sheet dates:

	June 30, 2015	Dec. 31, 2014	June 30, 2014
Book value numerator (in millions of U.S. dollars):

[A] Shareholders’ Equity	$180.5	$180.5	$175.3

Book value denominators (in thousands of shares):

[B] Common Shares outstanding	8,752	8,750	8,750
RSUs outstanding	12	7	7
[C] Common Shares and RSUs outstanding	8,764	8,757	8,757

BVPCS [A] / [B]	$20.62	$20.63	$20.04
FCBVPS [A] / [C]	20.59	20.62	20.02

Increase in FCBVPS, after taking into account dividends declared: (1)

From March 31, 2015	3.0%
From December 31, 2014	6.0%
From June 30, 2014	10.9%

(1)         Computed as the increase in FCBVPS after taking into account dividends declared on Common Shares and RSUs of $0.30, $1.26 and $1.56 during the three, six and twelve month periods ended June 30, 2015, respectively.

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

We experienced continued competition during the June 1, 2015 renewal season, due to relatively light industry catastrophe losses experienced over the past several quarters.  As a result, we experienced an overall rate decrease of approximately 5% on the risks we wrote at June 1, 2015, versus those written a year ago.

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

The Merger remains subject to certain closing conditions and is expected to be completed in the third quarter of 2015.

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

Our consolidated results of operations for the three and six month periods ended June 30, 2015 and 2014 were as follows:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2015	2014	2015	2014
Revenues
Reinsurance premiums written	$7.6	$10.7	$27.7	$32.5
Change in net unearned reinsurance premiums	2.1	0.4	(8.2)	(11.2)
Net reinsurance premiums earned	9.7	11.1	19.5	21.3

Net income from derivative instruments (1)	—	0.1	—	0.2
Total revenues	9.7	11.2	19.5	21.5

Expenses
Underwriting expenses:
Loss and LAE - current year losses	0.5	7.3	1.4	8.2
Loss and LAE - prior year losses	(0.4)	—	(0.5)	—
Reinsurance acquisition costs	2.2	1.5	4.5	3.7
General and administrative expenses	1.8	1.1	3.1	2.2

Non-underwriting expenses:
Interest and financing expenses	0.1	0.1	0.1	0.1
Total expenses	4.2	10.0	8.6	14.2
Net income and comprehensive income	$5.5	$1.2	$10.9	$7.3

Loss and LAE ratio	0.7%	65.6%	4.6%	38.3%
Acquisition cost ratio	23.3%	14.1%	23.0%	17.5%
General and administrative expense ratio	18.2%	9.5%	15.6%	10.3%
GAAP combined ratio	42.2%	89.2%	43.2%	66.1%

Reinsurance Premiums Written and Earned

During the three month periods ended June 30, 2015 and 2014, we wrote $7.6 million and $10.7 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the second quarter of 2015, versus that of the comparable 2014 period, was primarily the result of: (i) writing a higher proportion of our 2015 year-to-date business during the first quarter of 2015, versus that written during the first quarter of 2014; and (ii) rate decreases experienced on our second quarter 2015 premium writings, as compared to the rates we experienced on our second quarter 2014 premium writings.

During the six month periods ended June 30, 2015 and 2014, we wrote $27.7 million and $32.5 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the first six months of 2015, versus that of the comparable 2014 period, was primarily the result of rate decreases experienced on our 2015 year-to-date premium writings, as compared to the rates we experienced on our 2014 premium writings.

We did not write or earn any reinstatement premiums during the three and six month periods ended June 30, 2015.  During the each of the three and six month periods ended June 30, 2014, our reinsurance premiums written and earned included $0.3 million of reinstatement premiums.

Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

See Notes 1 and 3 of the Notes to Consolidated Financial Statements.

Net Income From Derivative Instruments

During the three and six month periods ended June 30, 2015, our in-force derivative contracts included the 2015 Inward ILW Swap and the 2015 Outward ILW Swap. During the three and six month periods ended June 30, 2014, our in-force derivative contracts included the 2013 Inward ILW Swap and the 2014 Outward ILW Swap. Through June 30, 2015 and 2014, we were not aware of any industry loss events occurring that would have triggered a payment obligation, or receipt, under any of these derivative instruments.

During each of the three and six month periods ended June 30, 2015, we recognized less than $0.1 million of net income from derivative instruments. During the three and six month periods ended June 30, 2014, we recognized $0.1 million and $0.2 million of net income, respectively, from derivative instruments.

See Note 4 of the Notes to Consolidated Financial Statements.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the three and six month periods ended June 30, 2015 and 2014:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2015	2014	2015	2014
Loss and LAE incurred - current year	$0.5	$7.3	$1.4	$8.2
Loss and LAE incurred - prior year	(0.4)	—	(0.5)	—

Total loss and LAE incurred	$0.1	$7.3	$0.9	$8.2
Loss and LAE ratio	0.7%	65.6%	4.6%	38.3%

During the three and six month periods ended June 30, 2015, we established $0.5 million and $1.4 million of loss and LAE reserves, respectively, for estimated losses incurred during such periods, nearly all of which constituted IBNR reserves. There were no individually significant known loss events that impacted us during the 2015 periods.  In addition, during the three and six month periods ended June 30, 2015, we recognized $0.4 million and $0.5 million of favorable loss and LAE reserve development for estimated losses incurred during 2014. The prior year loss and LAE development we recognized during the 2015 periods was primarily the result of new or revised loss information received from our cedants.

During the three and six month periods ended June 30, 2014, we established $7.3 million and $8.2 million of net loss and LAE reserves, respectively, which related primarily to losses incurred from U.S. tornadoes and European Windstorm Ela during the second quarter of 2014.

See Note 2 of the Notes to Consolidated Financial Statements.

Reinsurance Acquisition Costs

The following table summarizes our consolidated reinsurance acquisition costs and our acquisition cost ratios for the three and six month periods ended June 30, 2015 and 2014:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2015	2014	2015	2014
Commissions, brokerage costs, fronting fees and other	$1.6	$1.5	$3.4	$3.1
Profit commissions	0.6	—	1.1	0.6

Total acquisition costs	$2.2	$1.5	$4.5	$3.7
Acquisition cost ratio	23.3%	14.1%	23.0%	17.5%

Our reinsurance acquisition costs, which we normally recognize over the underlying risk period of the related contracts, include commissions, brokerage costs, fronting fees, premium taxes and excise taxes, in each case, when applicable, and are normally a set percentage of gross premiums written. Our reinsurance acquisition costs may also include profit commissions, which are paid by reinsurers to ceding companies in the event of favorable loss experience.

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs increased during each of the 2015 periods, versus the comparable 2014 periods, primarily reflecting a higher portion of fronted premiums assumed by us during such periods. Our profit commissions incurred, which fluctuate based on our loss experience, added a further 6.2 and 2.9 percentage points to our reinsurance acquisition cost ratios for the three and six month periods ended June 30, 2015, versus those of the comparable 2014 periods.

General and Administrative Expenses

The following table summarizes our consolidated general and administrative expenses and our general and administrative expense ratios for the three and six month periods ended June 30, 2015 an 2014:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
($ in millions)	2015	2014	2015	2014
Investment Management Agreement fees	$0.6	$0.6	$1.3	$1.3
Administrative Services Agreement fees	0.2	0.2	0.3	0.3
Underwriting and Insurance Management Agreement fees	0.5	—	0.6	—
Public company expenses	0.5	0.3	0.9	0.6

Total general and administrative expenses	$1.8	$1.1	$3.1	$2.2
General and administrative expense ratio	18.2%	9.5%	15.6%	10.3%

See Note 11 of the Notes to Consolidated Financial Statements for further information regarding the nature of the expenses that we incur pursuant to the Investment Management Agreement, the Administrative Services Agreement and the Underwriting and Insurance Management Agreement.

The expenses we have incurred pursuant to the Investment Management Agreement and the Administrative Services Agreement have remained consistent from period to period.  During the three and six month periods ended June 30, 2015, we incurred $0.5 million and $0.6 million, respectively, of performance fees pursuant to the Underwriting and Insurance Management Agreement which reflects: (i) significantly better underwriting results during the 2015 periods, versus those of the comparable 2014 periods; and (ii) the elimination of a prior period deficit in the rolling high water mark associated with the computation of performance fees payable to the Manager.

Our public company expenses incurred during the periods presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company. The increase in these expenses during the three and six month periods ended June 30, 2015, versus those of the comparable 2014 periods, is due primarily to: (i) an increase in legal and professional fees in connection with the May 2015 amendment and renewal of the Credit Agreement; and (ii) an increase in share-based compensation resulting from a higher amount of RSUs outstanding during the 2015 periods.

Interest and Financing Expenses

We incurred interest and commitment fees on our borrowings under the Credit Agreement of less than $0.1 million during each of the three and six month periods ended June 30, 2015 and 2014.

During each of the three and six month periods ended June 30, 2015 and 2014, we incurred $0.1 million in fees in connection with establishing/renewing the Credit Agreement.

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

The primary sources of cash for the Company’s operating subsidiaries are capital contributions, premium collections, issuances of and net income from insurance-linked securities and reinsurance recoveries.  The primary uses of cash for the Company’s operating subsidiaries are payments of loss and LAE reserves, reinsurance acquisition costs, general and administrative expenses, ceded reinsurance, purchases of and net losses from insurance-linked securities and dividends and distributions.

As of June 30, 2015, we held $8.7 million of cash and cash equivalents of which: (i) $5.3 million was pledged to trust accounts established for the benefit of third parties; and (ii) $3.4 million represented unencumbered cash on hand.

On May 1, 2015, we renewed and amended our 364-day Credit Agreement which permits us to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The amendments made to the Credit Agreement in connection with its renewal were undertaken so that: (i)  the Credit Agreement will survive the Merger; and (Ii) Endurance will serve as a guarantor of our obligations under the Credit Agreement once the Merger is consummated.

As of June 30, 2015, we had $9.0 million of outstanding borrowings under the Credit Agreement of which $4.0 million must be repaid or extended, in the form of a new borrowing, no later than November 2, 2015, and $5.0 million must be repaid or extended, in the form of a new borrowing, no later than December 21, 2015.  See Note 7 of the Notes to Consolidated Financial Statements.

The Company intends to ultimately repay its outstanding borrowings under the Credit Agreement with funds it expects to receive from Blue Capital Re, which are expected to be made available to Blue Capital Re in the normal course through scheduled releases of funds currently held as collateral.

The Credit Agreement contains covenants that limit the Company’s and, to a lesser extent, Montpelier’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.  The Credit Agreement also contains covenants that require: (i) the Company to maintain a debt to total capitalization ratio less than or equal to 22.5%; (ii) Montpelier to maintain a financial strength rating from Fitch of at least “BBB+”; and (iii) each of the Company and Montpelier to maintain at least 70% of its net worth as of the date of the Credit Agreement.  If the Company or Montpelier were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against the Company or Montpelier.  As of June 30, 2015, the Company and Montpelier (as a guarantor) were in compliance with each of the covenants associated with the Credit Agreement.

During the six month period ended June 30, 2015, we declared: (i) a special dividend with respect to 2014 of $0.66 per Common Share and RSU, which was paid on March 13, 2015; (ii) a first quarter 2015 regular dividend of $0.30 per Common Share and RSU, which was paid on April 15, 2015; and (ii) a second quarter 2015 regular dividend of $0.30 per Common Share and RSU, which was paid on July 15, 2015. The total dollar amount of dividends declared and paid during the six month period ended June 30, 2015 was $11.0 million and $8.4 million, respectively.

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

Capital Resources

Our total shareholders’ equity (or total capital) was $180.5 million at June 30, 2015 and December 31, 2014. Our total capital remained constant during the six month period ended June 30, 2015 as a result of recording net income of $10.9 million, recognizing $0.1 million of additional paid-in capital through the amortization of share-based compensation and declaring $11.0 million in dividends to holders of Common Shares and RSUs.

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

Contractual Obligations and Commitments

As of June 30, 2015, we had $9.0 million of outstanding borrowings under the Credit Agreement of which $4.0 million must be repaid or extended, in the form of a new borrowing, no later than November 2, 2015, and $5.0 million must be repaid or extended, in the form of a new borrowing, no later than December 21, 2015.  See Note 7 of the Notes to Consolidated Financial Statements.

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

As of June 30, 2015, our total shareholders’ equity was $180.5 million.  Assuming that our average total shareholders’ equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $2.7 million per year pursuant to this agreement.

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

Since the Underwriting and Insurance Management Agreement is dependent on our future performance, we are unable to determine the amount of Performance Fees we would expect to pay the Manager in future periods pursuant to this agreement. During the first six months of 2015, we incurred $0.6 million in Performance Fees pursuant to this agreement.

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

As of June 30, 2015, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $9.0 million.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at June 30, 2015 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Off-Balance Sheet Arrangements

As of June 30, 2015, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

We experienced a net decrease in our cash and cash equivalents of $2.8 million and $148.6 million during the six month periods ended June 30, 2015 and 2014, respectively.

During the six month period ended June 30, 2015, our premium collections and other operating activities exceeded transfers of cash and cash equivalents into trusts established by Blue Water Re and payments of general and administrative expenses by $4.6 million. We also paid $8.4 million in dividends to holders of Common Shares and RSUs and borrowed an incremental $1.0 million under the Credit Agreement during the period.

During the six month period ended June 30, 2014, our transfers of cash and cash equivalents into trusts established by Blue Water Re and payments of general and administrative expenses exceeded our premium collections and other operating activities by $146.0 million.  We also paid $2.6 million in dividends to holders of Common Shares and RSUs during the period.

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

Loss and LAE Reserves

As of June 30, 2015 our best estimate for gross and net unpaid loss and LAE reserves was $5.4 million, with IBNR representing approximately 58% of such reserves.

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

Written and Earned Reinsurance Premiums

During the three month periods ended June 30, 2015 and 2014, we wrote $7.6 million and $10.7 million in reinsurance premiums, respectively, and earned reinsurance premiums of $9.7 million and $11.1 million, respectively. During the six month periods ended June 30, 2015 and 2014, we wrote $27.7 million and $32.5 million in reinsurance premiums, respectively, and earned reinsurance premiums of $19.5 million and $21.3 million, respectively.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Refer to the 2014 Form 10-K, as filed with the SEC, and in particular Item 7A - “Quantitative and Qualitative Disclosures About Market Risk.”  As of June 30, 2015, there were no material changes to our market risks as described in the 2014 Form 10-K, as filed with the SEC.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2015.  Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three month period ended June 30, 2015, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

We had no unresolved legal proceedings at June 30, 2015.

Item 1A.      Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are: (i) any of the risks described in Item 1A “Risk Factors” included in the 2014 Form 10-K, as filed with the Securities and Exchange Commission; and (ii) the risk factor presented below, which serves to supplement those risks described in the 2014 Form 10-K.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

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

We rely on service providers to perform many of our executive, administrative and other functions. In particular, affiliates of Montpelier provide us with accounting, secretarial, internal audit, administrative and other services that are integral to our day-to-day operations. Failure by any service provider, whether or not an affiliate of Montpelier, to carry out its obligations to us in accordance with the terms of its agreement or to perform its obligations to us as a result of insolvency, bankruptcy or other causes could make it difficult, or in some cases impossible, for us to operate our business. In addition, the termination of any of these service relationships or any delay in appointing or finding a suitable replacement provider (if one exists) could make it difficult for us to operate our business.

Our relationships with service providers, including Montpelier, are likely to be impacted by the Merger.  Any changes in our service providers, including Montpelier’s employees, or any other disruptions caused as a result of the Merger could significantly impact our business.

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

Exhibit
Number	Description of Document

10.1	Form of 2015 Restricted Share Unit Award Agreement under the 2013 Long-Term Incentive Plan. (*)

11	Statement Re: Computation of Per Share Earnings (included as Note 6 of the Notes to Consolidated Financial Statements).

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

By:	/s/ MICHAEL S. PAQUETTE

Name:	Michael S. Paquette
Title:	Chief Financial Officer
(Principal Financial Officer)

July 30, 2015