Form 10-Q
period 2015-09-30
Blue Capital Reinsurance Holdings Ltd.
filed 2015-11-06
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from        to

Commission file number  001-36169

Blue Capital Reinsurance Holdings Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization)	98-1120002 (I.R.S. Employer Identification No.)

Waterloo House
100 Pitts Bay Road
Pembroke HM 08
Bermuda
(Address of Principal Executive Offices)

(441) 278-0400
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

As of November 6, 2015, the registrant had 8,752,335 common shares outstanding, with a par value of $1.00 per share (“Common Shares”).

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions of U.S. dollars, except per share amounts)	2015	2014
Assets	(Unaudited)
Cash and cash equivalents	$5.8	$11.5
Reinsurance premiums receivable	12.6	5.9
Deferred reinsurance acquisition costs	0.6	0.1
Funds held by ceding companies	194.8	183.6
Other assets	0.2	0.2
Total Assets	$214.0	$201.3
Liabilities
Loss and loss adjustment expense reserves	$5.2	$7.9
Unearned reinsurance premiums	5.7	1.1
Debt	9.0	8.0
Reinsurance balances payable	5.7	2.8
Accounts payable and accrued expenses (See Note 11)	5.9	1.0
Other liabilities	0.3	—
Total Liabilities	31.8	20.8
Commitments and contingent liabilities (See Note 12)	—	—
Shareholders’ Equity
Common Shares, at par value - 8,752,335 and 8,750,000 shares issued and outstanding	8.8	8.8
Additional paid-in capital	165.3	165.2
Retained earnings	8.1	6.5
Total Shareholders’ Equity	182.2	180.5
Total Liabilities and Shareholders’ Equity	$214.0	$201.3

See notes to the unaudited consolidated financial statements, including Note 11 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of U.S. dollars, except per share amounts)	2015	2014	2015	2014
Revenues
Reinsurance premiums written	$5.9	$6.5	$33.6	$39.0
Change in net unearned reinsurance premiums	3.6	4.9	(4.6)	(6.3)
Net reinsurance premiums earned	9.5	11.4	29.0	32.7
Net (loss) income from derivative instruments	(0.3)	0.2	(0.3)	0.4
Total revenues	9.2	11.6	28.7	33.1
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	1.4	5.3	2.3	13.5
Reinsurance acquisition costs	2.0	1.9	6.5	5.6
General and administrative expenses	1.3	1.2	4.5	3.5
Non-underwriting expenses:
Interest and financing expenses	0.1	—	0.1	—
Total expenses	4.8	8.4	13.4	22.6
Net income and comprehensive income	$4.4	$3.2	$15.3	$10.5
Per share amounts:
Basic and diluted earnings per Common Share	$0.50	$0.37	$1.74	$1.20
Dividends declared per Common Share and RSU	0.30	0.30	1.56	0.90

See notes to the unaudited consolidated financial statements, including Note 11 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2015 and 2014

	Total shareholders’	Common Shares, at	Additional paid-in	Retained
(In millions of U.S. dollars)	equity	par value	capital	earnings
Balance at January 1, 2015	$180.5	$8.8	$165.2	$6.5
Net income	15.3	—	—	15.3
Expense recognized for RSUs	0.1	—	0.1	—
Dividends declared - Common Shares and RSUs	(13.7)	—	—	(13.7)
Balance at September 30, 2015	$182.2	$8.8	$165.3	$8.1

	Total shareholders’	Common Shares, at	Additional paid-in	Retained earnings
(In millions of U.S. dollars)	equity	par value	capital	(deficit)
Balance at January 1, 2014	$173.3	$8.8	$165.2	$(0.7)
Net income	10.5	—	—	10.5
Dividends declared - Common Shares and RSUs	(7.9)	—	—	(7.9)
Balance at September 30, 2014	$175.9	$8.8	$165.2	$1.9

See notes to the unaudited consolidated financial statements, including Note 11 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In millions of U.S. dollars)	2015	2014
Cash flows from operations:
Net income	$15.3	$10.5
Charges to reconcile net income to net cash from operations:
Expense recognized for RSUs	0.1	—
Net change in:
Loss and loss adjustment expense reserves	(2.7)	6.5
Unearned reinsurance premiums	4.6	6.3
Reinsurance balances payable	2.9	4.7
Deferred reinsurance acquisition costs	(0.5)	(0.5)
Reinsurance premiums receivable	(6.7)	(12.5)
Funds held by ceding companies	(11.2)	(176.2)
Accounts payable and accrued expenses	2.3	(0.4)
Other assets	—	1.5
Other liabilities	0.3	(1.0)
Net cash and cash equivalents provided from (used for) operations	4.4	(161.1)
Net cash and cash equivalents from investing activities	—	—
Cash flows from financing activities:
Dividends paid - Common Shares and RSUs	(11.1)	(5.3)
Borrowings under the Credit Agreement	5.0	4.0
Repayments of borrowings under the Credit Agreement	(4.0)	—
Net cash and cash equivalents used for financing activities	(10.1)	(1.3)
Net decrease in cash and cash equivalents during the period	(5.7)	(162.4)
Cash and cash equivalents - beginning of period	11.5	173.8
Cash and cash equivalents - end of period	$5.8	$11.4

See notes to the unaudited consolidated financial statements, including Note 11 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States “U.S.” dollars, except share and per share amounts or as otherwise indicated)

NOTE 1.          Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Overview

Blue Capital Reinsurance Holdings Ltd. (the “Company” or the “Registrant”) is a Bermuda exempted limited liability company that, through its subsidiaries (collectively “Blue Capital”), offers collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. The Company was incorporated under the laws of Bermuda on June 24, 2013, and commenced its operations on November 12, 2013. The Company’s headquarters and principal executive offices are located at Waterloo House, 100 Pitts Bay Road, Pembroke, Bermuda HM 08.

The unaudited consolidated financial statements incorporated in this report on Form 10-Q  have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP. Certain prior period amounts, all of which are immaterial, have been reclassified to conform to the current period presentation. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements may not be indicative of financial results for the full year.  The December 31, 2014 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all of the disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues earned and expenses incurred during the period. Actual results could differ materially from those estimates. The significant estimates reflected in these interim unaudited consolidated financial statements include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves and written and earned reinsurance premiums. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

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

On March 31, 2015, Endurance Specialty Holdings Ltd. ("Endurance'') announced the signing of a definitive agreement and plan of merger (the "Merger Agreement") with Montpelier Re Holdings Ltd. ("Montpelier") and Millhill Holdings Ltd., a direct, wholly-owned subsidiary of Endurance ("Merger Sub"), under which Endurance, through Merger Sub, acquired all of the outstanding common shares of Montpelier (the "Merger"). The Merger was completed on July 31, 2015 (the "Closing Date"). Effective on the Closing Date: (i) Endurance became the beneficial owner of 33.3% of the Company’s outstanding Common

Shares, representing those Common Shares formerly beneficially owned by Montpelier and its subsidiaries; and (ii) Endurance and its subsidiaries will continue to provide each of the services to Blue Capital that had formerly been provided by Montpelier and its subsidiaries. Prior to the Closing Date, Blue Capital leveraged Montpelier and its subsidiaries' reinsurance underwriting expertise and infrastructure to conduct its business. See Note 11.

Through each of the following roles and relationships, Blue Capital leverages Endurance's reinsurance underwriting expertise and infrastructure to conduct its business: (i) Blue Capital Management Ltd. (the “Manager”), a wholly-owned subsidiary of Endurance, manages Blue Capital Re’s and Blue Capital Re ILS’s reinsurance underwriting and investment decisions; (ii) Blue Water Re Ltd. ("Blue Water Re"), Endurance's wholly-owned special purpose insurance and reinsurance vehicle, is a significant source of reinsurance business for Blue Capital Re; and (iii) certain employees of Endurance also serve as the Company’s Chief Executive Officer (our “CEO”), the Company’s Chief Financial Officer (our “CFO”), and as two of the Company’s five directors, including the role of Chairman of the Board. Endurance is a publicly traded company listed on the New York Stock Exchange and headquartered in Bermuda.

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

Cash and Cash Equivalents

Blue Capital’s cash and cash equivalents of $5.8 million and $11.5 million at September 30, 2015 and December 31, 2014, respectively, consisted of cash and fixed income investments with maturities of less than three months, as measured from the date of purchase.  For all periods presented, the amortized cost of each of Blue Capital’s cash equivalents approximated their fair value.

Net investment income is recorded net of investment management, custody and other investment-related expenses. During each of the three and nine month periods ended September 30, 2015 and 2014, the amount of net investment income that Blue Capital earned on its cash and cash equivalents totaled less than $0.1 million.

Amounts Held in Trust for the Benefit of Ceding Companies

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

As of September 30, 2015, Blue Capital Re ILS had pledged $5.3 million of its cash and cash equivalents to trust accounts established for the benefit of third parties. As of December 31, 2014, Blue Capital Re and Blue Capital Re ILS had collectively pledged $10.4 million of their cash and cash equivalents to trust accounts established for the benefit of third parties ($10.0 million) and Blue Water Re ($0.4 million). The cash and cash equivalents pledged to Blue Water Re at December 31, 2014 represented funds that had not yet been formally transferred to a trust account to collateralize Blue Capital Re's obligations to Blue Water Re. See Note 11. These amounts are presented on the Company’s Consolidated Balance Sheets as “cash and cash equivalents.”

As of September 30, 2015 and December 31, 2014, Blue Capital had transferred $194.8 million and $183.6 million of its cash and cash equivalents, respectively, to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement. See Note 11.  These amounts are presented on the Company’s Consolidated Balance Sheets as “funds held by ceding companies.”

Reinsurance Premiums and Reinsurance Acquisition Costs

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

For reinsurance contracts that incorporate minimum premium amounts, Blue Capital Re typically writes the entire ultimate premium at inception, and earns the associated premium after the premium is written over the term of the contract.  For reinsurance contracts that do not incorporate minimum premium amounts, Blue Capital Re typically writes the premium over the term of the contract, and earns the associated premium in the same periods that the premium is written.

Subsequent adjustments of premiums written, based on reports of actual premium by the ceding companies, or revisions in estimates of ultimate premium, are recorded in the period in which they are determined. Such adjustments are generally determined after the associated risk periods have expired, in which case the premium adjustments are fully earned when written.

Unearned reinsurance premiums represent the portion of premiums written that are applicable to future reinsurance coverage provided by in-force contracts.

Reinsurance premiums receivable are recorded at amounts due less any provision for doubtful accounts. As of September 30, 2015 and December 31, 2014, Blue Capital Re did not require a provision for doubtful accounts.

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

Profit commissions incurred are included in “reinsurance acquisition costs” within the Company’s Unaudited Consolidated Statements of Income and Comprehensive Income.  Accrued profit commissions payable are included in “reinsurance balances payable” within the Company’s Consolidated Balance Sheets.

Reinsurance Balances Payable

Reinsurance balances payable consist of: (i) losses and LAE that have been approved for payment; and (ii) profit commissions payable.

As of September 30, 2015 and December 31, 2014, Blue Capital Re had reinsurance balances payable of $5.7 million and $2.8 million, respectively.

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

As of September 30, 2015 and December 31, 2014, Blue Capital Re had not purchased any reinsurance.

Fair Value Hierarchy

GAAP establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value of certain assets and liabilities into the three broad levels described below. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, and Level 3 inputs are unobservable inputs (i.e., on the basis of pricing models with significant unobservable inputs or non-binding broker quotes) for the asset or liability.

Recent Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-09, “Disclosures about Short-Duration Contracts” (“ASU 2015-09”). The objective of ASU 2015-09 is to make targeted improvements to disclosure requirements for insurance companies that issue short-duration contracts. The guidance requires additional disclosures of claims development tables, frequency of reported claims, and history of claims duration. This information is required to be disaggregated so that useful information is not obscured by either the inclusion of a large amount of insignificant detail, or the aggregation of items that have significantly different characteristics. ASU 2015-09 is effective for public entities for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016. ASU 2015-09 should be applied retrospectively and early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on its Consolidated Financial Statements.
NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re’s loss and LAE reserve movements for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross and net unpaid loss and LAE reserves - beginning	$5.4	$7.9	$7.9	$—
Losses and LAE incurred:
Current year losses	1.2	5.3	2.6	13.5
Prior year losses	0.2	—	(0.3)	—
Total incurred losses and LAE	1.4	5.3	2.3	13.5
Losses and LAE paid and approved for payment:
Current year losses	(0.5)	(6.7)	(0.5)	(7.0)
Prior year losses	(1.1)	—	(4.5)	—
Total losses and LAE paid and approved for payment	(1.6)	(6.7)	(5.0)	(7.0)
Gross and net unpaid loss and LAE reserves - ending	$5.2	$6.5	$5.2	$6.5

Loss and LAE reserves are comprised of case reserves (which are based on claims that have been reported) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported). Case reserves are set on the basis of loss reports received from third parties.  IBNR reserves are estimated by management using various actuarial methods as well as a combination of the Manager’s own loss experience, historical industry loss experience and management and the Manager’s professional judgment.

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

Blue Capital’s reserving process is highly dependent on loss information received from its cedants and the Manager.

During the three and nine month periods ended September 30, 2015, Blue Capital established $1.2 million and $2.6 million of current year loss and LAE reserves, respectively. There were no individually significant known loss events that impacted Blue Capital during the 2015 periods. During the three and nine month periods ended September 30, 2014, Blue Capital established $5.3 million and $13.5 million of current year loss and LAE reserves, respectively, the majority of which represented estimated net losses from 2014 U.S. and European wind and hail events.

During the three and nine month periods ended September 30, 2015, Blue Capital Re recognized $0.2 million and $(0.3) million, respectively, of adverse (favorable) prior year loss and LAE reserve development for estimated losses incurred during 2014. The prior year loss and LAE development that Blue Capital Re recognized during the 2015 periods was primarily the result of new or revised loss information received from its cedants.

NOTE 3.          Written and Earned Reinsurance Premiums

Written premiums represent business bound from ceding companies and net earned premiums represent the portion of net written premiums (gross written premiums less any ceded reinsurance) which is recognized as revenue over the period of time that coverage is provided.  See Note 1.

Blue Capital seeks to diversify its exposure across geographic zones around the world in order to maximize its risk-adjusted return potential. The following table sets forth a breakdown of Blue Capital’s premiums written by geographic area of risks insured during the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
Worldwide(1)	$5.1	86%	$6.1	94%
USA:
Nationwide	0.1	2%	—	—%
Florida	—	—%	0.2	3%
Gulf region	0.1	2%	0.2	3%
California	—	—%	—	—%
Midwest region and other	—	—%	—	—%
Mid- Atlantic region	—	—%	—	—%
Worldwide, excluding U.S.(2)	0.6	10%	—	—%
Total premiums written	$5.9	100%	$6.5	100%

	Nine Months Ended September 30,
	2015		2014
Worldwide(1)	19.1	57%	$24.5	63%
USA:
Nationwide	5.6	17%	4.7	12%
Florida	2.4	7%	3.7	9%
Gulf region	1.7	5%	1.6	4%
California	0.7	2%	1.2	3%
Midwest region and other	0.6	2%	1.0	3%
Mid- Atlantic region	0.4	1%	1.0	3%
Worldwide, excluding U.S.(2)	3.1	9%	1.3	3%
Total premiums written	$33.6	100%	$39.0	100%
 (1)            “Worldwide” comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.
 (2)              “Worldwide, excluding U.S.” comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

The following table sets forth a breakdown of Blue Capital’s net premiums earned by geographic area of risks insured during the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
Worldwide(1)	$5.9	62%	$7.5	66%
USA:
Nationwide	1.4	15%	1.3	12%
Florida	0.6	6%	1.1	10%
Gulf region	0.4	4%	0.4	3%
Midwest region and other	0.2	2%	0.2	2%
California	0.2	2%	0.3	2%
Mid- Atlantic region	0.1	1%	0.3	2%
Worldwide, excluding U.S.(2)	0.7	8%	0.3	3%
Total net premiums earned	$9.5	100%	$11.4	100%

	Nine Months Ended September 30,
	2015		2014
Worldwide(1)	$18.4	64%	$23.1	74%
USA:
Nationwide	4.3	15%	3.3	10%
Florida	1.3	5%	1.8	3%
Gulf region	0.5	1%	1.0	3%
Midwest region and other	0.5	1%	0.7	2%
California	1.7	6%	1.0	3%
Mid- Atlantic region	0.3	1%	0.8	2%
Worldwide, excluding U.S.(2)	2.0	7%	1.0	3%
Total net premiums earned	$29.0	100%	$32.7	100%
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

NOTE 4.                      Derivative Instruments

Inward Industry Loss Warranty (“ILW”) Swaps

In February 2015, Blue Capital Re ILS entered into an inward ILW swap (the “2015 Inward ILW Swap”) with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment received of $0.6 million, Blue Capital Re ILS is required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from February 2015 to February 2016. Blue Capital Re ILS’s maximum payment obligation under the 2015 Inward ILW Swap is $5.2 million. Through September 30, 2015, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the 2015 Inward ILW Swap.

The 2015 Inward ILW Swap is valued on the basis of models developed by the Manager, which represent unobservable (Level 3) inputs.  See Note 1.  As of September 30, 2015, the fair value of the 2015 Inward ILW Swap was $0.3 million, which was recorded as an “other liability” on the Company’s September 30, 2015 Consolidated Balance Sheet.

During the three and nine month periods ended September 30, 2015, Blue Capital Re ILS recognized income from derivative instruments of $0.2 million and $0.3 million, respectively, pursuant to the 2015 Inward ILW Swap.

In December 2013, Blue Capital Re ILS entered into an inward ILW swap (the “2013 Inward ILW Swap”) with a third-party under which qualifying loss payments were triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment received of $1.5 million, Blue Capital Re ILS was required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from November 2013 to December 2014. Blue Capital Re ILS’s maximum payment obligation under the 2013 Inward ILW Swap was $10.0 million. During the term of the 2013 Inward ILW Swap, no industry loss event occurred which would have triggered a payment obligation by Blue Capital Re ILS.

The 2013 Inward ILW Swap was valued on the basis of a model developed by the Manager, which represented unobservable (Level 3) inputs.  See Note 1.

During the three and nine month periods ended September 30, 2014, Blue Capital Re ILS recognized income from derivative instruments of $0.7 million and $1.0 million, respectively, pursuant to the 2013 Inward ILW Swap.

Outward ILW Swaps

In June 2015, Blue Capital Re ILS entered into an outward ILW swap (the “2015 Outward ILW Swap”) with a third-party in order to purchase protection against U.S. wind exposures from June 2015 to December 2015. In return for a fixed payment made of $0.7 million, Blue Capital Re ILS is entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Blue Capital Re ILS under the 2015 Outward ILW Swap is $3.7 million.  Through September 30, 2015, Blue Capital Re ILS was not aware of any industry loss event occurring which would have triggered a recovery under the 2015 Outward ILW Swap.

The 2015 Outward ILW Swap is valued on the basis of a model developed by the Manager, which represented unobservable (Level 3) inputs.  See Note 1.  As of September 30, 2015, the fair value of the 2015 Outward ILW Swap was $0.2 million, which was recorded as an “other asset” on the Company’s September 30, 2015 Consolidated Balance Sheet.

During the three and nine month periods ended September 30, 2015, Blue Capital Re recognized losses from derivative instruments of $0.5 million and $0.6 million, respectively, pursuant to the 2015 Outward ILW Swap.

In June 2014, Blue Capital Re ILS entered into an outward ILW swap (the “2014 Outward ILW Swap”) with a third-party in order to purchase protection against U.S. wind exposures from June 2014 to December 2014. In return for a fixed payment made of $0.7 million, Blue Capital Re ILS was entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Blue Capital Re ILS under the 2014 Outward ILW Swap was $3.7 million. During the term of the 2014 Outward ILW Swap, no industry loss event occurred which would have triggered a recovery by Blue Capital Re ILS.

The 2014 Outward ILW Swap was valued on the basis of a model developed by the Manager, which represented unobservable (Level 3) inputs.  See Note 1.

During the three and nine month periods ended September 30, 2014, Blue Capital Re recognized losses from derivative instruments of $0.5 million and $0.6 million, respectively, pursuant to the 2014 Outward ILW Swap.

NOTE 5.                      Shareholders’ Equity

Common Shares

The Company’s share capital consists of Common Shares with a $1.00 par value per share.  Holders of Common Shares are entitled to one vote for each share held, subject to any voting limitations imposed by the Company’s Bye-Laws.  As of September 30, 2015 and December 31, 2014, the Company had 8,752,335 and 8,750,000 Common Shares outstanding, respectively.

On June 15, 2015, the Company issued a total of 2,335 Common Shares in satisfaction of vested RSU obligations.  See Note 8.

Dividends to Holders of Common Shares and RSUs

The Company declared regular cash dividends per Common Share and RSU of $0.30 during each of the three month periods ended September 30, 2015 and 2014, and $0.90 per Common Share and RSU during each of the nine month periods ended September 30, 2015 and 2014.  In addition, in February 2015, the Company declared a special dividend with respect to its 2014 Distributable Income of $0.66 per Common Share and RSU. As of September 30, 2015, the Company had $2.6 million of dividends payable to holders of Common Shares and RSUs, which is included within “accounts payable and accrued expenses” on its Unaudited Consolidated Balance Sheet at that date. As of December 31, 2014, the Company had no dividends payable to holders of Common Shares and RSUs.

The total amount of dividends paid to holders of Common Shares and RSUs during the nine month periods ended September 30, 2015 and 2014 was $11.1 million and $5.3 million, respectively.

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

Common Share Repurchase Authorization

At September 30, 2015, the Company did not have an authorization to repurchase any of its Common Shares.

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

The following table outlines the Company’s computation of its basic and diluted earnings per Common Share for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$4.4	$3.2	$15.3	$10.5
Less: net earnings allocated to participating securities(1)	—	—	—	—
Earnings per Common Share numerator	$4.4	$3.2	$15.3	$10.5
Average Common Shares outstanding (in thousands of shares)	8,752	8,750	8,751	8,750
Basic and diluted earnings per Common Share	$0.50	$0.37	$1.74	$1.20

(1)         During each of the three and nine month periods ended September 30, 2015 and 2014, the net earnings allocated to participating securities totaled less than $0.1 million.

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

Endurance serves as a guarantor of the Company’s obligations under the Credit Agreement and receives an annual guarantee fee from the Company equal to 0.125% of the facility’s total capacity.  See Note 11.

As of September 30, 2015 and December 31, 2014, the Company had $9.0 million and $8.0 million of outstanding borrowings, respectively, under the Credit Agreement. With respect to the Company’s outstanding borrowings at September 30, 2015, $4.0 million must be repaid or extended, in the form of a new borrowing, no later than February 2, 2016 and through September 30, 2015, was subject to an annual interest rate of 1.41%, and $5.0 million must be repaid or extended, in the form of a new borrowing, no later than December 21, 2015 and is subject to an annual interest rate of 1.45%.

During each of the three and nine month periods ended September 30, 2015, the Company incurred interest expense on its borrowings under the Credit Agreement of $0.1 million. During each of the three and nine month periods ended September 30, 2014, the Company incurred interest expense on its borrowings under the Credit Agreement of less than $0.1 million.

During the nine month periods ended September 30, 2015 and 2014, the Company paid interest on its borrowings under the Credit Agreement of $0.1 million and less than $0.1 million, respectively.

During the three and nine month periods ended September 30, 2015 and 2014, the Company incurred less than $0.1 million and $0.1 million, respectively, in facility and structuring fees in connection with the Credit Agreement. These fees are included within ''general and administrative expenses'' on the Company's Unaudited Consolidated Statements of Income and Comprehensive Income.

The Credit Agreement, which expires on April 30, 2016, contains covenants that limit the Company’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.  The Credit Agreement also contains covenants that require: (i) the Company to maintain a debt to total capitalization ratio of less than or equal to 22.5%; (ii) the Company to maintain a consolidated tangible net worth of no less than 70% of its consolidated tangible net worth as of May 2, 2014 (the original closing date of the Credit Agreement); (iii) Endurance to maintain a debt to total capitalization ratio of less than 35.0%; (iv) Endurance to maintain a consolidated tangible net worth of no less than $1.8 billion; and (v) each of Endurance’s regulated insurance subsidiaries that has a claims paying rating from A.M. Best to maintain a rating of at least “B++.” If the Company or Endurance were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against the Company or Endurance.  As of September 30, 2015, the Company and Endurance were in compliance with all of their respective covenants associated with the Credit Agreement.

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

On June 15, 2015, the Company awarded a total of 7,000 RSUs (the “2015 RSUs”) to directors of its Board. The 2015 RSUs earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the 2015 RSUs was $0.1 million. In determining the grant date fair value associated with the 2015 RSUs, the Company assumed a forfeiture rate of zero. The forfeiture assumption associated with the 2015 RSUs may be adjusted, if necessary, based on future experience.

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

During the three month period ended September 30, 2015, Messrs. Christopher Harris, the Company’s former Chairman, and William Pollett, a former director and the Company’s former CEO, each resigned from all of their positions with the Company and Montpelier following the Merger (the “Resignations”). In connection with the Resignations, Messrs. Harris and Pollett collectively forfeited a total of 4,666 unvested RSUs.

During the three and nine month periods ended September 30, 2015, the Company recognized less than $0.1 million and $0.1 million of RSU expense, respectively, and during each of the three and nine month periods ended September 30, 2014, the Company recognized less than $0.1 million of RSU expense. The Company expects to incur future RSU expense associated with its currently outstanding RSUs of less than $0.1 million during each of the years ended December 31, 2015, 2016, 2017 and 2018.

As of September 30, 2015 and December 31, 2014, there were 6,999 and 7,000 RSUs outstanding under the 2013 LTIP, respectively.

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

NOTE 10.               Regulation and Capital Requirements

Blue Capital Re is registered under The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), as a Class 3A insurer.  The Insurance Act requires Blue Capital Re to maintain minimum levels of statutory net assets (“Statutory Capital and Surplus”), to maintain minimum liquidity ratios and to meet minimum solvency margins.  While Blue Capital Re is not required to prepare and file statutory financial statements or statutory financial returns annually with the Bermuda Monetary Authority (the "BMA"), Blue Capital Re is required to prepare and file annual audited GAAP financial statements with the BMA.

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

With respect to 2015, Blue Capital Re has the ability to dividend up to $46.3 million to its parent without BMA approval. Blue Capital Re did not declare or pay any dividends to its parent during the nine month period ended September 30, 2015.

The Insurance Act also limits the maximum amount of annual distributions that may be paid by Blue Capital Re.  Blue Capital Re may not reduce its total capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total capital consists of the insurer’s paid in share capital, its contributed surplus (also known as "additional paid in capital") and any other fixed capital designated by the BMA as capital.

With respect to 2015, Blue Capital Re has the ability to distribute up to $24.9 million of its total capital to its parent without BMA approval. Blue Capital Re declared and paid $6.5 million in distributions of its capital to its parent during the nine month period ended September 30, 2015.

The Insurance Act further provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities.  Blue Capital Re exceeded its minimum liquidity requirements at September 30, 2015 by $202.5 million.

Blue Capital Re’s net income (which approximated its statutory net income) for the three and nine month periods ended September 30, 2015 was $5.7 million and $19.7 million, respectively.  Blue Capital Re’s net income (which approximated its statutory net income) for the three and nine month periods ended September 30, 2014 was $4.4 million and $13.8 million, respectively.

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

NOTE 11.               Related Party Transactions

Through each of the following roles and relationships, Blue Capital leverages Endurance's reinsurance underwriting expertise and infrastructure to conduct its business: (i) the Manager, a wholly-owned subsidiary of Endurance, manages Blue Capital Re’s and Blue Capital Re ILS’s reinsurance underwriting decisions; (ii) Blue Water Re is a significant source of reinsurance business for Blue Capital Re; (iii) the Manager’s Chief Executive Officer serves as a director and the Company's CEO; (iv) Montpelier’s former Chief Financial Officer and an employee of Endurance serves as the Company’s CFO; and (v) Endurance’s Chief Financial Officer serves as Chairman of the Board.

All of the compensation that employees of Endurance, Montpelier and their subsidiaries are entitled to as directors of the Company is assigned directly to Endurance or was assigned directly to Montpelier prior to the Closing Date.

As of September 30, 2015, Endurance owned 33.3% of the Company’s outstanding Common Shares.

Services Provided to Blue Capital by Endurance

Endurance provides services to Blue Capital through the following arrangements:

BW Retrocessional Agreement. Through a retrocessional contract dated December 31, 2013 (the “BW Retrocessional Agreement”), between Blue Capital Re and Blue Water Re, Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with the Company’s underwriting guidelines. Pursuant to the BW Retrocessional Agreement, Blue Capital Re may participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Montpelier Reinsurance Ltd. (“Montpelier Re”), a wholly-owned subsidiary of Endurance, or other third-party reinsurers, which provides it with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Montpelier Re or other well capitalized third-party rated reinsurers, which allows Blue Capital Re to transact business with counterparties who prefer to enter into contracts with rated reinsurers.

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

Administrative Services Agreement. The Company has entered into an Administrative Services Agreement with the Manager, as amended on November 13, 2014 (the “Administrative Services Agreement”).  Pursuant to the terms of the Administrative Services Agreement, the Manager provides Blue Capital with support services, including the services of our CEO and CFO, as well as finance and accounting, internal audit, claims management and policy wording, modeling software licenses, office space, information technology, human resources and administrative support.

Fees Incurred Pursuant to the Aforementioned Agreements

Three and Nine Month Periods Ended September 30, 2015

During the three and nine month periods ended September 30, 2015, the Company incurred general and administrative expenses of: (i) $0.7 million and $2.0 million, respectively, pursuant to the Investment Management Agreement; (ii) $0.1 million and $0.4 million, respectively, pursuant to the Administrative Services Agreement; and (iii) $0.2 million and $0.8 million, respectively, pursuant to the Underwriting and Insurance Management Agreement.

During each of the three and nine month periods ended September 30, 2015, the Company incurred fees of less than $0.1 million pursuant to Endurance's guarantee of the Company’s obligations with respect to the Credit Agreement. See Note 7.

Three and Nine Month Periods Ended September 30, 2014

During the three and nine month periods ended September 30, 2014, the Company incurred general and administrative expenses of: (i) $0.7 million and $2.0 million, respectively, pursuant to the Investment Management Agreement; (ii) $0.1 million and $0.4 million, respectively, pursuant to the Administrative Services Agreement; and (iii) zero and less than $0.1 million, respectively, pursuant to the Underwriting and Insurance Management Agreement.

During each of the three and nine month periods ended September 30, 2014, the Company incurred fees of less than $0.1 million pursuant to Endurance's guarantee of the Company’s obligations with respect to the Credit Agreement. See Note 7.

As of September 30, 2015 and December 31, 2014, the Company owed Endurance $2.0 million and $0.5 million for the services performed pursuant to the aforementioned agreements, respectively.

NOTE 12.               Commitments and Contingent Liabilities

Commitments

As of September 30, 2015 and December 31, 2014, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of its initial public offering on November 5, 2013 (the “IPO”), whether or not the Manager’s performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders’ equity (approximately $9.1 million as of September 30, 2015).

Litigation

Blue Capital Re, as a reinsurer, is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Blue Capital Re’s estimates of possible losses incurred in connection with such legal proceedings are provided for as “loss and loss adjustment expenses” on its Unaudited Consolidated Statements of Income and Comprehensive Income and are included within “loss and loss adjustment expense reserves” on its Consolidated Balance Sheets.

The Company and its subsidiaries had no unresolved legal proceedings at September 30, 2015 and December 31, 2014.

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

NOTE 13.               Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  These estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Blue Capital carries its assets and liabilities that constitute financial instruments on its Consolidated Balance Sheets at fair value with the exception of its outstanding borrowings under the Credit Agreement.

At September 30, 2015 and December 31, 2014, the fair value of the Company’s outstanding borrowings under the Credit Agreement, each of which were of a short duration, approximated their carrying value of $9.0 million and $8.0 million, respectively. See Note 7.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2015 and 2014, and our financial condition as of September 30, 2015 and December 31, 2014.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2014 Form 10-K, as filed with the SEC.

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a “safe harbor” for forward-looking statements. These forward looking statements reflect our current views with respect to us specifically and the insurance and reinsurance business generally, investments, capital markets and the general economic environments in which we operate. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “seek,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:
 ·                                        the fact that we have limited operating history;
·                                        the possibility of severe or unanticipated losses from natural and man-made catastrophes, including those that may result from changes in climate conditions, including global temperatures and expected sea levels;
·                                        the effectiveness of our loss limitation methods;
·                                        our dependence on our CEO, our CFO and our service providers, including Endurance and its subsidiaries;
·                                        our ability to effectively execute our business plan and any new ventures that we may enter into;
·                                        continued acceptance of our business strategy, security and financial condition by regulators, brokers and insureds;
·                                        failure by any service provider to carry out its obligations to us in accordance with the terms of its appointment;
·                                        conflicts of interest that could result from our relationships and potential overlaps in business with related parties, including Endurance and its subsidiaries;
·                                        the cyclical nature of the property catastrophe insurance and reinsurance industry;
·                                        the availability of capital and financing, including our ability to raise more equity capital and our ability to release capital from existing obligations to redeploy annually;
·                                        the effects of competitors' pricing policies, and of changes in laws and regulations on competition, industry consolidation and development of competing financial products;
·                                     the levels of new and renewal business achieved;
 ·                                        the availability of opportunities to increase writings within our property and catastrophe lines of business and our ability to capitalize on those opportunities;
·                                        the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques;
·                                        changes in the availability, cost or quality of reinsurance or retrocessional coverage;
·                                        the accuracy of those estimates and judgments used in the preparation of our financial statements, including those related to revenue recognition, reserves for loss and LAE, reinsurance recoverables, asset valuations, contingencies and litigation which, for a newer reinsurance company like us, are even more difficult to make than those made by a mature company because of our limited operating history;
·                                        the inherent uncertainties in establishing loss and LAE reserves and unanticipated adjustments to premium estimates;

·                                        general economic and market conditions, including inflation, volatility in the credit and capital markets and conditions specific to the insurance and reinsurance markets in which we operate;
·                                        changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business;
·                                        statutory or regulatory developments, including those involving tax policy, reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies or Bermuda-based insurers or reinsurers;
·                                        potential treatment of us as an investment company or a passive foreign investment company for purposes of U.S. securities laws or U.S. federal taxation, respectively;
·                                        the amount and timing of reinsurance recoveries;
·                                        changes in the political environment of certain countries in which we operate or underwrite business;
·                                        the overall level of competition, and the related supply and demand dynamics in our markets relating to growing capital levels in our industry;
·                                        declining demand due to increased retentions by cedants and other factors;
·                                        acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;
·                                        unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues;
·                                        operational risks, including the risk of fraud and any errors and omissions, as well as technology breaches or failures;
·                                        our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and
·                                        changes in accounting principles or the application of such principles by regulators.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our 2014 Form 10-K, including the risk factors set forth in Item 1A thereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

The following discussion should be read in conjunction with Item 1A “Risk Factors” included in the 2014 Form 10-K and this quarterly report on Form 10-Q, as filed with the SEC, in particular the risk factor entitled “Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties.”

Exposure Management

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones. Our June 1, 2015 projected net exposures by zone were in compliance with our underwriting guidelines. Namely, our projected net exposure to any one zone was below 50% of our shareholders’ equity at September 30, 2015.

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

Since the Manager utilizes a combination of third-party models, proprietary models and underwriting judgment to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the table below:

Net Impact from Single Event Losses at Specified Return Periods

	Net Impact (Millions)	Return Period(1)	Percentage of September 30, 2015 Shareholders’ Equity
U.S. - Florida hurricane	$62	1 in 100 year	34%
Japan earthquake	32	1 in 250 year	18%
California earthquake	27	1 in 250 year	15%
All other zones			less than 15%
(1)   A “100-year” return period can also be referred to as the 1.0% occurrence exceedance probability (“OEP”), meaning there is a 1.0% chance in any given year that this level will be exceeded.  A “250-year” return period can also be referred to as the 0.4% OEP, meaning there is a 0.4% chance in any given year that this level will be exceeded.

Our June 1, 2015 single event loss exposures were within our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our shareholders’ equity at September 30, 2015, and the projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our shareholders’ equity at September 30, 2015.

Our projections of the net impact from single event losses may vary considerably within a particular territory depending on the specific characteristics of the event.

Given the limited availability of reliable historical data, there is a great deal of uncertainty with regard to the accuracy of any catastrophe model, especially when contemplating longer return periods.

Our single event loss estimates represent snapshots as of June 1, 2015. The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, losses incurred, the expiration of existing policies and changes in our ceded reinsurance and derivative protections. There were no material changes made to the composition of our in-force portfolio from June 1, 2015 to September 30, 2015.

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

The Combined Ratio

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

Summary Financial Results

Three and Nine Month Periods Ended September 30, 2015

We ended the third quarter of 2015 with a fully converted book value per Common Share (“FCBVPS”) of $20.80, an increase of 2.5% for the quarter after taking into account dividends declared on Common Shares during the period. Our net income for the three month period ended September 30, 2015 was $4.4 million, which included no individually significant net losses.  Our GAAP combined ratio was 50.8% for the third quarter of 2015.

We experienced an increase in FCBVPS of 8.4% during the first nine months of 2015 after taking into account dividends declared on Common Shares during the period. Our net income for the nine month period ended September 30, 2015 was $15.3 million, which included no individually significant net losses.  Our GAAP combined ratio was 46.1% for the first nine months of 2015.

Three and Nine Month Periods Ended September 30, 2014

We ended the third quarter of 2014 with a FCBVPS of $20.09, an increase of 1.8% for the quarter after taking into account dividends declared on Common Shares during the period. Our net income for the three month period ended September 30, 2014 was $3.2 million, which included $5.3 million in net loss and loss adjustment expenses, the majority of which represented estimated net losses, from 2014 U.S. and European wind and hail events. Our GAAP combined ratio was 73.1% for the third quarter of 2014.

We experienced an increase in FCBVPS of 6.0% during the first nine months of 2014 after taking into account dividends declared on Common Shares during the period. Our net income for the nine month period ended September 30, 2014 was $10.5 million, which included $13.5 million in net loss and loss adjustment expenses, the majority of which represented estimated net losses from 2014 U.S. and European wind and hail events. Our GAAP combined ratio was 68.8% for the first nine months of 2014.

Book Value per Common Share

The following table presents our computation of book value per Common Share (“BVPS”) and FCBVPS as of selected balance sheet dates:

	Sept. 30, 2015	June 30, 2015	Dec. 31, 2014	Sept. 30, 2014
Book value numerator (in millions of U.S. dollars):
[A] Shareholders’ Equity	$182.2	$180.5	$180.5	$175.9
Book value denominators (in thousands of shares):
[B] Common Shares outstanding	8,752	8,752	8,750	8,750
RSUs outstanding	7	12	7	7
[C] Common Shares and RSUs outstanding	8,759	8,764	8,757	8,757
BVPCS [A] / [B]	$20.82	$20.62	$20.63	$20.11
FCBVPS [A] / [C]	20.80	20.59	20.62	20.09
Increase in FCBVPS:(1)
From June 30, 2015	2.5%
From December 31, 2014	8.4%
From September 30, 2014	11.6%
(1)         Computed as the increase in FCBVPS after taking into account dividends declared on Common Shares and RSUs of $0.30, $1.56 and $1.56 during the three, nine and twelve month periods ended September 30, 2015, respectively.

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

The majority of our property catastrophe business is originated during the key January and June annual renewal periods.

We experienced increased competition during the January 1, 2015 renewal period, due to relatively light industry catastrophe losses experienced over the past several quarters. As a result, we experienced an overall rate decrease of approximately 10% on the risks we wrote at January 1, 2015, versus those written a year ago.

We experienced continued competition during the June 1, 2015 renewal period, due to relatively light industry catastrophe losses experienced over the past several quarters.  As a result, we experienced an overall rate decrease of approximately 5% on the risks we wrote at June 1, 2015, versus those written a year ago.

Through each of the following roles and relationships, we leverage Endurance’s reinsurance underwriting expertise and infrastructure to conduct our business: (i) the Manager manages our reinsurance underwriting and investment decisions; (ii) Blue Water Re is a significant source of our reinsurance business; and (iii) certain employees of Endurance also serve as our CEO, our CFO, and as two of our five directors, including our Chairman of the Board.

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

Our consolidated results of operations for the three and nine month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Revenues
Reinsurance premiums written	$5.9	$6.5	$33.6	$39.0
Change in net unearned reinsurance premiums	3.6	4.9	(4.6)	(6.3)
Net reinsurance premiums earned	9.5	11.4	29.0	32.7
Net income (loss) from derivative instruments	(0.3)	0.2	(0.3)	0.4
Total revenues	9.2	11.6	28.7	33.1
Expenses
Underwriting expenses:
Loss and LAE - current year losses	1.2	5.3	2.6	13.5
Loss and LAE - prior year losses	0.2	—	(0.3)	—
Reinsurance acquisition costs	2.0	1.9	6.5	5.6
General and administrative expenses	1.3	1.2	4.5	3.5
Non-underwriting expenses:
Interest expense	0.1	—	0.1	—
Total expenses	4.8	8.4	13.4	22.6
Net income and comprehensive income	$4.4	$3.2	$15.3	$10.5
Loss and LAE ratio	15.3%	46.6%	8.1%	41.2%
Reinsurance acquisition cost ratio	21.3%	16.0%	22.5%	17.0%
General and administrative expense ratio	14.2%	10.5%	15.5%	10.6%
GAAP combined ratio	50.8%	73.1%	46.1%	68.8%

Reinsurance Premiums Written and Earned

During the three month periods ended September 30, 2015 and 2014, we wrote $5.9 million and $6.5 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the third quarter of 2015, versus that of the comparable 2014 period, was primarily the result of rate decreases experienced on our third quarter 2015 premium writings, as compared to the rates we experienced on our third quarter 2014 premium writings.

During the nine month periods ended September 30, 2015 and 2014, we wrote $33.6 million and $39.0 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the first nine months of 2015, versus that of the comparable 2014 period, was primarily the result of rate decreases experienced on our 2015 year-to-date premium writings, as compared to the rates we experienced on our 2014 premium writings.

We did not write or earn any reinstatement premiums during each of the three and nine month periods ended September 30, 2015.  During the three and nine month periods ended September 30, 2014, our reinsurance premiums written and earned included zero and $0.3 million of reinstatement premiums, respectively.

Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

See Notes 1 and 3 of the Notes to the Unaudited Consolidated Financial Statements.

Net Income (Loss) from Derivative Instruments

During the three and nine month periods ended September 30, 2015, our in-force derivative contracts included the 2015 Inward ILW Swap and the 2015 Outward ILW Swap. During the three and nine month periods ended September 30, 2014, our in-force derivative contracts included the 2013 Inward ILW Swap and the 2014 Outward ILW Swap. Through September 30, 2015 and 2014, we were not aware of any industry loss events occurring that would have triggered a payment obligation, or receipt, under any of these derivative instruments.

During each of the three and nine month periods ended September 30, 2015, we recognized $0.3 million of net loss from derivative instruments. During the three and nine month periods ended September 30, 2014, we recognized $0.2 million and $0.4 million of net income from derivative instruments, respectively.

See Note 4 of the Notes to the Unaudited Consolidated Financial Statements.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Loss and LAE incurred - current year	$1.2	$5.3	$2.6	$13.5
Loss and LAE incurred - prior year	0.2	—	(0.3)	—
Total loss and LAE incurred	$1.4	$5.3	$2.3	$13.5
Loss and LAE ratio	15.3%	46.6%	8.1%	41.2%

During the three and nine month periods ended September 30, 2015, we established $1.4 million and $2.3 million of loss and LAE reserves, respectively, for estimated losses incurred during such periods, nearly all of which constituted IBNR reserves. There were no individually significant known loss events that impacted us during the 2015 periods.  In addition, during the three and nine month periods ended September 30, 2015, we recognized $0.2 million and $(0.3) million of net adverse (favorable) loss and LAE reserve development for estimated losses incurred during 2014. The prior year loss and LAE development we recognized during the 2015 periods was primarily the result of new or revised loss information received from our cedants.

During the three and nine month periods ended September 30, 2014, we established $5.3 million and $13.5 million of net loss and LAE reserves, respectively, the majority of which represented estimated net losses from 2014 U.S. and European wind and hail events. See Note 2 of the Notes to the Unaudited Consolidated Financial Statements. We did not experience any prior year loss and LAE development during the 2014 periods.

Reinsurance Acquisition Costs

The following table summarizes our consolidated reinsurance acquisition costs and our reinsurance acquisition cost ratios for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Commissions, brokerage costs, fronting fees and other	$1.6	$1.7	$4.9	$4.8
Profit commissions	0.4	0.2	1.6	0.8
Total reinsurance acquisition costs	$2.0	$1.9	$6.5	$5.6
Reinsurance acquisition cost ratio	21.3%	16.0%	22.5%	17.0%

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

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs increased during each of the 2015 periods, versus the comparable 2014 periods, primarily reflecting an increase in fronting fees resulting from a higher portion of fronted premiums assumed by us during such periods. Our profit commissions incurred, which fluctuate based on our loss experience, added a further 2.9 and 3.0 percentage points to our reinsurance acquisition cost ratios for the three and nine month periods ended September 30, 2015, versus those of the comparable 2014 periods.

General and Administrative Expenses

The following table summarizes our consolidated general and administrative expenses and our general and administrative expense ratios for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Investment Management Agreement fees	$0.7	$0.7	$2.0	$2.0
Administrative Services Agreement fees	0.1	0.1	0.4	0.4
Underwriting and Insurance Management Agreement fees	0.2	—	0.8	—
Credit Agreement structuring and facility fees	—	—	0.1	0.1
Public company expenses	0.3	0.4	1.2	1.0
Total general and administrative expenses	$1.3	$1.2	$4.5	$3.5
General and administrative expense ratio	14.2%	10.5%	15.5%	10.6%

See Note 11 of the Notes to the Unaudited Consolidated Financial Statements for further information regarding the nature of the expenses that we incur pursuant to the Investment Management Agreement, the Administrative Services Agreement and the Underwriting and Insurance Management Agreement.

The expenses we have incurred pursuant to the Investment Management Agreement, the Administrative Services Agreement and the Credit Agreement have remained consistent from period to period.  During the three and nine month periods ended September 30, 2015, we incurred $0.2 million and $0.8 million, respectively, of performance fees pursuant to the Underwriting and Insurance Management Agreement which reflects: (i) significantly better underwriting results during the 2015 periods, versus those of the comparable 2014 periods; and (ii) the elimination of a prior period deficit in the rolling high water mark associated with the computation of performance fees payable to the Manager.

Our public company expenses incurred during the periods presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company. The increase in these expenses during the nine month period ended September 30, 2015, versus those of the comparable 2014 period, is due primarily to an increase in legal and professional fees in connection with the May 2015 amendment and renewal of the Credit Agreement.

Interest Expense

During each of the three and nine month periods ended September 30, 2015, we incurred interest expense on our borrowings under the Credit Agreement of $0.1 million. During each of the three and nine month periods ended September 30, 2014, we incurred interest expense on our borrowings under the Credit Agreement, of less than $0.1 million.

Income Taxes

We were not subject to income taxes in any jurisdiction during the periods presented.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its operating subsidiaries to pay its expenses and dividends to its shareholders and to repay its outstanding borrowings under the Credit Agreement. There are restrictions imposed by the BMA on the payment of dividends and distributions to the Company from its operating subsidiaries as described in Note 10 of the Notes to the Unaudited Consolidated Financial Statements.

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

As of September 30, 2015, we held $5.8 million of cash and cash equivalents of which: (i) $5.3 million was pledged to trust accounts established for the benefit of third parties; and (ii) $0.5 million represented unencumbered cash on hand.

On May 1, 2015, we renewed and amended our 364-day Credit Agreement which permits us to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The amendments made to the Credit Agreement in connection with its renewal were undertaken so that: (i)  the Credit Agreement would survive the Merger; and (ii) Endurance would serve as a guarantor of our obligations under the Credit Agreement upon consummation of the Merger.

As of September 30, 2015, we had $9.0 million of outstanding borrowings under the Credit Agreement of which $4.0 million must be repaid or extended, in the form of a new borrowing, no later than February 2, 2016, and $5.0 million must be repaid or extended, in the form of a new borrowing, no later than December 21, 2015.  See Note 7 of the Notes to the Unaudited Consolidated Financial Statements.

On October 9, 2015, we borrowed an additional $4.0 million under the Credit Agreement. This borrowing must be repaid or extended, in the form of a new borrowing, no later than January 11, 2016 and is subject to an annual interest rate of 1.32%.

The Company intends to ultimately repay its outstanding borrowings under the Credit Agreement with funds it expects to receive from Blue Capital Re, which are expected to be made available to Blue Capital Re in the normal course through scheduled releases of funds currently held as collateral.

The Credit Agreement, which expires on April 30, 2016, contains covenants that limit the Company’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.  The Credit Agreement also contains covenants that require: (i) the Company to maintain a debt to total capitalization ratio of less than or equal to 22.5%; (ii) the Company to maintain a consolidated tangible net worth of no less than 70% of its consolidated tangible net worth as of May 2, 2014 (the original closing date of the Credit Agreement);  (iii) Endurance to maintain a debt to total capitalization ratio of less than 35.0%; (iv) Endurance to maintain a consolidated tangible net worth of no less than $1.8 billion; and (v) each of Endurance’s regulated insurance subsidiaries that has a claims paying rating from A.M. Best to maintain a rating of at least “B++.” If the Company or Endurance were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against the Company or Endurance.  As of September 30, 2015, the Company and Endurance were in compliance with all of their respective covenants associated with the Credit Agreement.

During the nine month period ended September 30, 2015, we declared: (i) a special dividend with respect to 2014 of $0.66 per Common Share and RSU, which was paid on March 13, 2015; (ii) a first quarter 2015 regular dividend of $0.30 per Common Share and RSU, which was paid on April 15, 2015; (ii) a second quarter 2015 regular dividend of $0.30 per Common Share and RSU, which was paid on July 15, 2015; and (ii) a third quarter 2015 regular dividend of $0.30 per Common Share and RSU, which was paid on October 15, 2015. The total dollar amount of dividends declared and paid during the nine month period ended September 30, 2015 was $13.7 million and $11.1 million, respectively.

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

Capital Resources

Our total shareholders’ equity (or total capital) was $182.2 million and $180.5 million as of September 30, 2015 and December 31, 2014, respectively. Our total capital increased during the nine month period ended September 30, 2015 as a result of recording net income of $15.3 million, recognizing $0.1 million of additional paid-in capital through the amortization of share-based compensation, offset by the declaration of $13.7 million in dividends to holders of Common Shares and RSUs.

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

Contractual Obligations and Commitments

As of September 30, 2015, we had $9.0 million of outstanding borrowings under the Credit Agreement of which $4.0 million must be repaid or extended, in the form of a new borrowing, no later than February 2, 2016, and $5.0 million must be repaid or extended, in the form of a new borrowing, no later than December 21, 2015.  See Note 7 of the Notes to the Unaudited Consolidated Financial Statements.

On October 9, 2015, we borrowed an additional $4.0 million under the Credit Agreement. This borrowing must be repaid or extended, in the form of a new borrowing, no later than January 11, 2016.

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

As of September 30, 2015, our total shareholders’ equity was $182.2 million.  Assuming that our average total shareholders’ equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $2.7 million per year pursuant to this agreement.

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

Since the Underwriting and Insurance Management Agreement is dependent on our future performance, we are unable to determine the amount of Performance Fees we would expect to pay the Manager in future periods pursuant to this agreement. During the first nine months of 2015, we incurred $0.8 million in Performance Fees pursuant to this agreement.

Administrative Services Agreement.  Pursuant to the Administrative Services Agreement, we are obligated to reimburse the Manager for various fees, expenses and other costs in connection with the services provided under the terms of this agreement, including the services of our CFO, modeling software licenses and finance, legal and administrative support.

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

As of September 30, 2015, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $9.1 million.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at September 30, 2015 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Off-Balance Sheet Arrangements

As of September 30, 2015, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

We experienced a net decrease in our cash and cash equivalents of $5.7 million and $162.4 million during the nine month periods ended September 30, 2015 and 2014, respectively.

During the nine month period ended September 30, 2015, our premium collections and other operating activities exceeded our transfers of cash and cash equivalents into trusts established by Blue Water Re and payments of general and administrative expenses by $4.4 million. We also paid $11.1 million in dividends to holders of Common Shares and RSUs and borrowed an incremental $1.0 million under the Credit Agreement during the period.

During the nine month period ended September 30, 2014, our transfers of cash and cash equivalents into trusts established by Blue Water Re and payments of general and administrative expenses exceeded our premium collections and other operating activities by $161.1 million. We also paid $5.3 million in dividends to holders of Common Shares and RSUs and raised $4.0 million pursuant to borrowings under the Credit Agreement during the period.

Summary of Critical Accounting Policies and Estimates

Our Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported and disclosed amounts of our assets and liabilities as of the balance sheet dates and the reported amounts of our revenues and expenses during the reporting periods. We believe the items that require the most subjective and complex estimates are: (i) our loss and LAE reserves; and (ii) our written and earned reinsurance premiums.  In addition, we qualify as an “emerging growth company” under the JOBS Act, which significantly affects certain of our reporting requirements.

Our accounting policies for these items are of critical importance to our Unaudited Consolidated Financial Statements.

Loss and LAE Reserves

As of September 30, 2015 our best estimate for gross and net unpaid loss and LAE reserves was $5.2 million, with IBNR representing approximately 61% of such reserves.

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

Further information regarding our loss and LAE reserve estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  -included in the 2014 Form 10-K, as filed with the SEC.

Written and Earned Reinsurance Premiums

During the three month periods ended September 30, 2015 and 2014, we wrote $5.9 million and $6.5 million in reinsurance premiums, respectively, and earned reinsurance premiums of $9.5 million and $11.4 million, respectively. During the nine month periods ended September 30, 2015 and 2014, we wrote $33.6 million and $39.0 million in reinsurance premiums, respectively, and earned reinsurance premiums of $29.0 million and $32.7 million, respectively.

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

Since we have elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, our Unaudited Consolidated Financial Statements may not be comparable to those emerging growth companies that have chosen to take advantage of the extended transition period afforded by the JOBS Act.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Refer to the 2014 Form 10-K, as filed with the SEC, and in particular Item 7A - “Quantitative and Qualitative Disclosures about Market Risk.”  As of September 30, 2015, there were no material changes to our market risks as described in the 2014 Form 10-K, as filed with the SEC.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

a)    Disclosure Controls and Procedures. The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's CEO and CFO have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings.

We are subject to litigation and arbitration proceedings in the normal course of our business.  Such proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Our estimates of possible losses incurred in connection with such legal proceedings are provided for as “loss and loss adjustment expenses” on our Unaudited Consolidated Statements of Income and Comprehensive Income and are included within “loss and loss adjustment expense reserves” on our Consolidated Balance Sheets.

We had no unresolved legal proceedings at September 30, 2015.

Item 1A.      Risk Factors.

Before investing in any of our securities, you should carefully consider the risk factors and all other information set forth in our 2014 Form 10-K, as supplemented by the following risk factor and other information in this Form 10-Q. These risks could materially affect our business, results of operations or financial condition and cause the trading price of our securities to decline. You could lose all or part of your investment. The headings used in this section are solely to aid the reader as to general categories of risks related to investing in the Company. The risk factors listed may apply to more than one category or to the Company generally. Accordingly, the headings used in this section should not be construed as limiting in any manner the general applicability of any of the risk factors included in this section.

Risks Related to Our Business and Industry

We do not have any employees of our own, and we depend on service providers to perform substantially all of our executive, administrative and other functions, and termination of any of these relationships may materially disrupt our business.

We do not have any employees of our own. Our CEO and our CFO are employees of Endurance and their services are provided to us through the Administrative Services Agreement.

We rely on service providers to perform many of our executive, administrative and other functions. In particular, affiliates of Endurance provide us with accounting, secretarial, internal audit, administrative and other services that are integral to our day-to-day operations. Failure by any service provider, whether or not an affiliate of Endurance, to carry out its obligations to us in accordance with the terms of its agreement or to perform its obligations to us as a result of insolvency, bankruptcy or other causes could make it difficult, or in some cases impossible, for us to operate our business. In addition, the termination of any of these service relationships or any delay in appointing or finding a suitable replacement provider (if one exists) could make it difficult for us to operate our business.

Our relationships with service providers, including Endurance, have been and may continue to be impacted by the Merger.  Any changes in our service providers, including Endurance's employees, or any other disruptions that may be caused as a result of the Merger could significantly impact our business.

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

Exhibit
Number	Description of Document

11	Statement Re: Computation of Per Share Earnings (included as Note 6 of the Notes to the Unaudited Consolidated Financial Statements).

31.1	Certification of Adam Szakmary, CEO of Blue Capital Reinsurance Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, CFO of Blue Capital Reinsurance Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of Adam Szakmary and Michael S. Paquette, CEO and CFO, respectively, of Blue Capital Reinsurance Holdings Ltd., pursuant to 18 U.S.C. Section 1350. (*)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity; (iv) the Unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

By:	/s/ MICHAEL S. PAQUETTE

Name:	Michael S. Paquette
Title:	Chief Financial Officer
(Principal Financial Officer)

November 6, 2015