Form 10-K
period 2015-12-31
Blue Capital Reinsurance Holdings Ltd.
filed 2016-03-09
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 001-36169

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1120002
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Waterloo House
100 Pitts Bay Road
Pembroke, Bermuda   HM 08
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (441) 278-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $1.00 per share ("Common Shares")	New York Stock Exchange and Bermuda Stock Exchange

Securities registered pursuant to Section 12(g) of the Act
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the outstanding Common Shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the New York Stock Exchange closing price as of June 30, 2015 for Common Shares) was $104,976,265.

As of March 7, 2016, 8,752,335 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement relating to its 2016 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2015 (the "Form 10-K") may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). The PSLRA provides a "safe harbor" for forward-looking statements. These forward-looking statements reflect our current views with the respect to future events and financial performance. Such statements include forward-looking statements with respect to us specifically and the insurance and reinsurance business generally, investments, capital markets and the general economic environments in which we operate. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "seek," "will," and similar statements of a future or forward-looking nature identify forward-looking statement for purposes of the PSLRA or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements, We believe that these factors include, but are not limited to the following:

•	the fact that we have limited operating history;

•
the possibility of severe or unanticipated losses from natural and man-made catastrophes, including those that may result from changes in climate conditions, including global temperatures and expected sea levels;

•	the effectiveness of our loss limitation methods;

•
our dependence on our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), both of whom are not our direct employees, and our service providers including Blue Capital Management Ltd. (the "Manager") which provides various underwriting, investment and administrative services;

•	our ability to effectively execute our business plan and any new ventures that we may enter into;

•	continued acceptance of our business strategy, security and financial condition by regulators, brokers and insureds;

•	failure by any service provider to carry out its obligations to us in accordance with the terms of its appointment;

•
conflicts of interest that could result from our relationships and potential overlaps in business with related parties, including the Manager, a wholly owned subsidiary of Endurance Specialty Holdings Ltd. ("Endurance");

•	the cyclical nature of the property catastrophe insurance and reinsurance industry;

•	the availability of capital and financing, including our ability to raise more equity capital and our ability to release capital from existing obligations to redeploy annually;

•	the levels of new and renewal business achieved;

•	the availability of opportunities to increase writings within our property and catastrophe lines of business and our ability to capitalize on those opportunities;

•	the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques;

•	the inherent uncertainties in establishing loss and loss adjustment expense ("LAE") reserves and unanticipated adjustments to premium estimates;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	general economic and market conditions, including inflation, volatility in the credit and capital markets and conditions specific to the insurance and reinsurance markets in which we operate;

•	changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business;

•
statutory or regulatory developments, including those involving tax policy, reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies or Bermuda-based insurers or reinsurers;

•	potential treatment of us as an investment company or a passive foreign investment company for purposes of U.S. securities laws or U.S. federal taxation, respectively;

•	the amount and timing of reinsurance recoveries;

•	the effects of competitors' pricing policies, and of changes in laws and regulations on competition, industry consolidation and development of competing financial products;

•	the overall level of competition, and the related supply and demand dynamics in our markets relating to growing capital levels in our industry;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	declining demand due to increased retentions by cedants and other factors;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues;

•	the ability of the counterparty institutions with which we conduct business to continue to meet their obligations to us;

•	operational risks, including the risk of fraud and any errors and omissions, as well as technology breaches or failures;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and

•	changes in accounting principles or the application of such principles by regulators.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K, including the risk factors set forth in Item 1A, "Risk Factors." We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Unless the context suggests otherwise, references in this Report on Form 10-K to the "Company" refer to Blue Capital Reinsurance Holdings Ltd., and references to "we," "us," "our" or "Blue Capital" refer to Blue Capital Reinsurance Holdings Ltd. and its consolidated subsidiaries. References to "Blue Capital Re" refer to Blue Capital Re Ltd., the Company’s wholly-owned reinsurance company, which is licensed as a Class 3A insurer in Bermuda under the Insurance Act 1987, as amended and its related regulations (the "Insurance Act"). References to "Blue Capital Re ILS" refer to Blue Capital Re ILS Ltd., Blue Capital Re’s wholly-owned subsidiary.  References to "insurer" also include "reinsurer". References to "Endurance" refer to Endurance Specialty Holdings Ltd. which through its operating subsidiaries focuses on underwriting specialty lines of personal and commercial property and casualty insurance and reinsurance on a global basis. As a result of a merger agreement which became effective on July 31, 2015, Endurance acquired the ownership interests in our Common Shares formerly held by Montpelier Re Holdings Ltd. ("Montpelier") and Montpelier Reinsurance Ltd. ("Montpelier Re"), formerly a wholly owned subsidiary of Montpelier. See Item 1. Business, Our Structure. Effective as of December 29, 2015 Montpelier Re merged into Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), a wholly-owned subsidiary of Endurance registered in Bermuda under the Insurance Act as a Class 4 insurer to provide insurance and reinsurance on a rated basis. References to "Blue Water Re" refer to Blue Water Re Ltd., a wholly-owned subsidiary of Endurance. Blue Water Re is registered in Bermuda under the Insurance Act as a special purpose insurer, which provides collateralized property catastrophe reinsurance coverage and related products.  The Manager, a wholly-owned subsidiary of Endurance, is licensed in Bermuda to carry on investment business under the Investment Business Act 2003, as amended (the "Investment Business Act") and as an agent and manager under the Insurance Act. The Manager provides underwriting, investment management, insurance management and other administrative services to the Company.

References in this Report on Form 10-K to "GAAP," refer to accounting principles generally accepted in the U.S.

PART I

Item 1.         Business

OVERVIEW

The Company

We are a Bermuda exempted limited liability company that, through our subsidiaries, provides collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. We were incorporated under the laws of Bermuda on June 24, 2013 and we commenced operations on November 12, 2013. Our headquarters and principal executive offices are located at Waterloo House, 100 Pitts Bay Road, Pembroke, Bermuda HM 08, which is also our registered office.

On November 5, 2013, our registration statement on Form S-1 ("IPO") was declared effective, pursuant to which we sold 6,250,000 Common Shares to the public at a price of $20.00 per share. Concurrent with the IPO, we completed the Private Placement with Montpelier Re pursuant to which we sold an additional 2,500,000 Common Shares (or 28.6% of our Common Shares outstanding) at a price of $20.00 per share.  Our total gross proceeds from the IPO and the Private Placement were $175.0 million, and our total net proceeds (expressed after our net expenses associated with the IPO) were $174.0 million.  Our Common Shares began trading on the New York Stock Exchange on November 6, 2013 under the symbol "BCRH" and were subsequently listed on the Bermuda Stock Exchange under the symbol "BCRH.BH."

On March 31, 2015, Endurance announced the signing of a definitive agreement and plan of merger (the "Merger Agreement") with Montpelier and Millhill Holdings Ltd., a direct, wholly-owned subsidiary of Endurance ("Merger Sub"), under which Endurance, through Merger Sub, acquired all of the outstanding common shares of Montpelier (the "Merger"). The Merger was completed on July 31, 2015 (the "Closing Date") and on the Closing Date Merger Sub merged into Endurance. Effective on the Closing Date: (i) Endurance became the beneficial owner of 33.3% of the Company’s outstanding Common Shares, representing those Common Shares formerly beneficially owned by Montpelier and its wholly-owned subsidiary Montpelier Re; and (ii) Endurance and its subsidiaries began providing each of the services to Blue Capital that had formerly been provided by Montpelier and its subsidiaries. On December 29, 2015, Montpelier Re was merged into Endurance Bermuda, and by operation of law Endurance Bermuda became the direct owner of the Company's Outstanding Common Shares previously held by Montpelier Re.

Our business strategy is to build and maintain a diversified portfolio of reinsurance risks that will generate underwriting profits, which we intend principally to distribute to our shareholders through the payment of dividends, with returns commensurate with the amount of risk assumed.  We seek to provide our shareholders with the opportunity to own an alternative asset class whose returns we believe have historically been largely uncorrelated to those of other asset classes, such as global equities and bonds. Subject to the discretion of our board of directors (the "Board"), we intend to distribute a minimum of 90% of our annual Distributable Income to holders of our Common Shares. "Distributable Income," a non-GAAP measure, means our GAAP net income plus (minus) non-cash expenses (revenues) recorded in our net income for the period. Subject to the discretion of the Board, we intend to make regular quarterly dividend payments for each of the first three quarters of each year, and either repurchase Common Shares or pay a fourth "special" dividend after the end of the year.  See "Executive Overview" contained in Item 7 herein.

We operate as a single business segment through our wholly-owned subsidiaries: (i) Blue Capital Re, a Bermuda exempted limited liability company registered as a Class 3A insurer in Bermuda under the Insurance Act, which provides collateralized reinsurance; and (ii) Blue Capital Re ILS, a Bermuda exempted limited liability company which conducts hedging and other investment activities, including entering into industry loss warranties and purchasing catastrophe bonds, in support of Blue Capital Re’s operations.

Subsidiaries of Endurance manage our reinsurance underwriting decisions and provide us with the services of our CEO and our CFO. Through this relationship, we leverage Endurance’s reinsurance underwriting expertise and infrastructure to conduct our business.

As of December 31, 2015, Endurance and its wholly owned subsidiary, Endurance Bermuda, owned 33.3% of the Company’s outstanding Common Shares.

The Property Reinsurance Market

Property insurance companies issue insurance policies in exchange for premiums paid by the policyholder. An insurance policy is a contract between the insurance company and the policyholder whereby the insurance company agrees to pay for losses suffered by the policyholder that are covered under that contract. Property insurance typically covers the financial consequences of accidental losses to the policyholder’s property due to natural and man-made catastrophes, subject to deductibles and other policy limitations. Casualty insurance mainly protects a person or a business against legal liability for losses caused by injury to other people or the property of others. Many insurance policies will cover both property and casualty risks. However, given the difference in nature between property and casualty risks, the reinsurance markets for these types of risks tend to be separate and distinct. Our reinsurance activities focus on property risks.

Property reinsurance companies assume, from both insurance companies (known as "ceding companies" or "cedants") and other reinsurance companies (known as "retrocedants"), as well as other property insurance capital providers, such as government or state-sponsored catastrophe funds, all or a portion of the property insurance or reinsurance risks that the ceding company or retrocedant has underwritten under one or more insurance or reinsurance policies. In return, the reinsurer receives a premium for the risks assumed from the ceding company or retrocedant. When reinsurance companies purchase reinsurance to cover their own risks assumed from ceding companies, this is known as "retrocessional reinsurance." Reinsurance or retrocessional reinsurance can benefit a ceding company or retrocedant, as applicable, in various ways, such as by reducing exposure to individual risks and by providing catastrophe protection from larger or multiple losses. Ceding companies and retrocedants can use reinsurance or retrocessional reinsurance to manage their overall risk profile or to create additional underwriting capacity, allowing them to accept larger risks or to write more business than would otherwise be possible, absent an increase in their capital or surplus.

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

Property catastrophe reinsurance contracts are typically "all risk" in nature, providing protection to the ceding company against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, storms and fires, also known as "perils." The predominant exposures covered by these contracts are losses stemming from property damage and business interruption resulting from a covered peril. Coverage can also vary from "all natural" perils, which is the most expansive form, to more limited types such as windstorm-only coverage.

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

Insurance and reinsurance companies derive substantially all of their revenues from net earned premiums, net investment income and net gains and losses from investment securities. Premiums represent amounts received from policyholders and ceding companies, and net earned premiums represent the portion of net premiums (gross premiums less reinsurance purchased from third-parties) which are recognized as revenue over the period of time that coverage is provided (e.g., ratably over the life of the policy). In insurance and reinsurance operations, "float" arises when premiums are received before losses and other expenses are paid, an interval that sometimes extends over many years. During that time, the insurer invests the premiums, earns investment income and may generate investment gains and losses. We do not derive significant revenue from investing our available cash and cash equivalents. Because the risks we underwrite are fully-collateralized, most of our capital is held by us, or by our cedants, in restricted trust accounts as cash and cash equivalent collateral, and our capital that is not deployed will generally be held in the form of cash and cash equivalents until it is deployed.

Our Competitive Strengths

We believe we have the following competitive strengths:

•
Access to a Global Specialty Provider of Property and Casualty Insurance and Reinsurance with an Extensive Infrastructure.  We benefit substantially from the Manager’s relationship with Endurance by accessing and leveraging Endurance’s management talent, proprietary reinsurance modeling tools, underwriting expertise, proprietary risk management systems and longstanding broker/client relationships. The Manager’s affiliation with Endurance enables us to deploy our capital to build a diversified portfolio of reinsurance risks with an attractive risk-adjusted return potential for our shareholders. We also benefit from Endurance’s scale, experience and reputation in pricing reinsurance contracts and achieving key policy terms and conditions, which we believe is a competitive advantage relative to other independent or small reinsurance platforms. We further benefit from Endurance’s existing middle- and back-office support infrastructure.

•
Differentiated Approach to Reinsurance Risk Selection. The Manager performs our risk selection process, subject to the oversight of the Board, and primarily targets counterparties who can supply us with the full spectrum of information associated with each exposure. Our risk selection process includes using the Manager’s specific knowledge of the ceding insurer and underlying risks, including detailed portfolio data, such as home type, location, building code and date of construction. Additionally, the Manager analyzes the historical loss performance of the ceding insurer, its market position, its management’s capabilities and its claims mitigation history. The Manager generally acts as a "quoting market" participant, which means that it provides an initial quote to the broker rather than responding to quotes provided by the broker. We believe that this allows the Manager to be more selective in choosing the reinsurance contracts it selects for us and enhances its relationship with brokers. We benefit from the Manager’s use of Endurance’s analytics, risk management and actuarial team, which enables the Manager to analyze the granular data collected using proprietary analytical systems on our behalf in order to determine the appropriate pricing for the risks assumed. The Manager uses its and Endurance’s proprietary catastrophe pricing and risk management systems, various third-party models and its underwriting judgment in order to build a high quality portfolio and achieve superior risk adjusted returns. The Manager also seeks to exploit pricing inefficiencies that may exist in the market from time to time.

•
Access to Reinsurance Products Not Generally Available to Collateralized Reinsurers. In addition to offering collateralized reinsurance directly to third-party insurance and reinsurance companies, we further benefit from leveraging our relationship with Endurance in order to gain access to a broader range of reinsurance business than we believe is typically available to most collateralized reinsurers. Through a retrocessional contract (the "BW Retrocessional Agreement"), between Blue Capital Re and Blue Water Re, Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with Blue Capital Re’s underwriting guidelines. Pursuant to the BW Retrocessional Agreement, we participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Endurance Bermuda or other third-party reinsurers, which provide us with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Endurance Bermuda or other well capitalized third-party rated reinsurers, which allow us to transact business with counterparties who prefer to enter into contracts with rated reinsurers.  These arrangements enhance the depth of opportunities available to us, increase the diversification of our portfolio and provide enhanced risk-adjusted returns compared to most other collateralized reinsurers.

•
Experienced Management Team.  Our CEO and CFO, as well as Endurance’s senior managers responsible for the day-to-day oversight of the Manager, have significant experience in the reinsurance industry, including the supervision of both traditional reinsurance markets and insurance-linked securities. We also benefit from the significant experience of the Manager’s Investment and Underwriting Committees.

•
Alignment of Interests Between Our Shareholders and Endurance. Endurance and its wholly owned subsidiary, Endurance Bermuda, currently own 33.3% of  our outstanding Common Shares. We believe that Endurance’s significant investment in us and our relationship with the Manager aligns Endurance’s interests with those of our shareholders and incentivizes Endurance to maximize returns, while managing risks, for our shareholders.

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

We aim to maintain a balanced portfolio of predominantly, but not exclusively, natural and man-made catastrophe risks, diversified by peril, geography and attachment point. The Manager selects risks on our behalf, primarily from the global property catastrophe reinsurance market. Our strategy is to build and maintain a flexible and diversified portfolio of reinsurance risk exposures by pursuing a broad range of reinsurance opportunities. We believe that allocations to traditional reinsurance contracts, either fronted or collateralized by trust account or letter of credit, industry loss warranties, catastrophe bonds and other insurance-linked securities enhance our overall risk diversification and offer attractive relative value at different points in time, depending on market conditions. The Manager uses Endurance’s sophisticated risk management techniques to monitor correlation risk, and it seeks to enhance our underwriting returns through careful risk selection using advanced capital allocation methodologies. We also actively seek to write more business in classes that we consider to be favorably priced based on the risk-adjusted return potential and to avoid those classes that we consider to be comparatively unfavorably priced, such as those suffering from intense price competition or poor fundamentals. We believe a balanced portfolio of risks reduces the volatility of returns and optimizes value for our shareholders. From time to time, however, we may choose to be overweight in certain classes, products or geographies based on market opportunities.

Third-Party Reinsurance, Direct with Cedant or via a Fronting Arrangement

Blue Capital Re provides reinsurance to third-party insurance and reinsurance companies through reinsurance contracts, either directly with the cedant or on a fronted basis. Blue Capital Re’s exposure under these reinsurance contracts is calculated on an ultimate net loss basis, ultimate net loss meaning the actual loss or losses paid out by the cedant or retrocedant and for which the cedant or retrocedant has become liable in respect of insurance policies entered into by the cedant as an insurer or reinsurer. Generally, cedants decide to cede business to a reinsurer based on the quality of a reinsurer’s financial strength rating or, if it is unrated, on the demonstrated ability of a reinsurer to cover claims. Blue Capital Re fully collateralizes its reinsurance obligations. The collateral is held in trust for the term of the related contract (or, in the event of a covered loss, until the resolution of any claims under the contract).

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

Other fronting agreements may include a subsequent (or reinstated) contractual limits of coverage following a covered loss event in return for an additional premium.  Under these agreements, Blue Capital Re is required to fully collateralize both the original limit and the reinstated limits. Reinstatement generally occurs under two circumstances: (i) automatically and with no additional premium other than the original premium; or (ii) automatically with an additional premium that is agreed upon when the policy is written. Blue Capital Re may enter into some arrangements whereby the reinstatement premium paid is apportioned on a pre-agreed basis between Blue Capital Re and the fronting reinsurer. This arrangement gives Blue Capital Re access to the reinstatement reinsurance market, a market in which rated reinsurer’s often participate but one in which unrated reinsurers, such as Blue Capital Re, would otherwise have limited access to.

Blue Water Re Retrocessional Agreements

Blue Capital Re also provides facultative retrocessional reinsurance to Blue Water Re pursuant to the BW Retrocessional Agreement. The terms of this agreement mirror those of the original insurance policies. See "Conflicts of Interest" for information about the affiliation between Endurance and us.

Blue Water Re is Endurance’s market-facing collateralized reinsurer, and it focuses on providing reinsurance protection to primary insurance companies globally.  Blue Water Re underwrites and enters into collateralized reinsurance contracts with Endurance Bermuda (previously with Montpelier Re) and other third-party insurance companies, which transfer all or a portion of the risks and the premiums under these third-party insurance companies’ contracts to Blue Water Re.  All or a portion of these risks and premiums are then allocated to Blue Capital Re by way of the BW Retrocessional Agreement. Under this agreement, Blue Capital Re accepts risks from Blue Water Re in exchange for the corresponding premiums relating to the accepted risks.

Quota Share Retrocessional Agreements with Endurance Bermuda or Other Third-Party Reinsurers

Blue Capital Re also participates in quota share retrocessional reinsurance agreements with Endurance Bermuda pursuant to the BW Retrocessional Agreement, or directly with other sophisticated reinsurance or insurance companies (those with either a minimum A.M. Best financial strength rating of "A-" (Excellent) or better (or an equivalent rating with another recognized rating agency)), or insurers and reinsurers that are not rated or do not fall within this threshold on a case-by-case basis if collateralized up to policy limits, net of any premiums owed.  These agreements allow Blue Capital Re to participate in an agreed percentage of the risks and premiums of certain reinsurance contracts up to a certain amount on a proportional basis. In exchange, the ceding reinsurer charges Blue Capital Re a commission override, which is a percentage of the premiums on these contracts, to compensate it for sourcing the business and retaining the tail risk (meaning the length of time between receiving premiums and paying claims) of these reinsurance contracts. The ceding reinsurer is also reimbursed for acquisition costs, including brokerage and federal excise taxes, and may receive a profit commission in the event of favorable loss experience. These arrangements are negotiated on a case-by-case basis, allowing Blue Capital Re to partake either in a portion or the entirety of the reinsurer’s portfolio or only in certain classes of reinsurance, as determined by the Manager, subject to our underwriting guidelines and the oversight of the Board.

Industry Loss Warranties

Blue Capital Re or Blue Capital Re ILS may buy and sell industry loss warranties as a way to access certain risks. An industry loss warranty is a financial instrument designed to protect insurers or reinsurers from severe losses due to natural and man-made catastrophes and can take the form of either an insurance contract or a swap agreement. Under both forms, a premium is paid at the inception of the contract and, in return, a payout is made if a catastrophic event causes losses to the insurance industry in excess of a predetermined trigger amount. Industry loss warranties in the form of an insurance contract (also referred to as the "indemnity form") are typically dual-trigger instruments and, in addition to requiring a loss to the industry, require that the buyer of the protection actually suffer a loss from the triggering event. Blue Capital Re may buy and sell industry loss warranties in the form of an insurance contract, and Blue Capital Re ILS may buy and sell industry loss warranties in the form of a derivative contract.

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

Other

While our current focus is to provide reinsurance against natural property catastrophe risks, our strategy may evolve to the extent that man-made or other non-property catastrophe reinsurance risks (e.g., terrorism reinsurance, workers compensation catastrophe reinsurance) offer more attractive expected risk-adjusted returns or diversification benefits. Blue Capital Re ILS’

portfolio may include over-the-counter or exchange-traded futures or options listed on catastrophe indexes, such as catastrophe or weather derivatives.

Financing, Hedging and Other Investment Activities

We may incur debt, through our existing 364-day unsecured credit agreement (the "Credit Agreement") or otherwise, in order to, among other things: provide working capital; write new business; enter into other reinsurance opportunities; manage our capital requirements; purchase our Common Shares; respond to, or comply with, changes in capital requirements, if any, that the Bermuda Monetary Authority (the "BMA") or other regulatory bodies use to evaluate us; acquire new businesses; or invest in existing businesses. In the event that we borrow for any of these purposes or other purposes, we intend to limit our aggregate borrowing to an amount no greater than 50% of our shareholders’ equity at the time of the borrowing. However, subject to the approval of the Board, we may borrow an amount in excess of 50% of our shareholders’ equity at the time of the borrowing.

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

Geographic Diversity

We pursue a geographically diversified reinsurance strategy with an emphasis on the 20 individual zones set out below. We seek to maintain a projected net exposure from any one catastrophe loss event in any individual zone at or below 50% of our shareholders’ equity.

North America	Europe	Rest of World

· U.S. Northeast · U.S. Mid-Atlantic · U.S. Florida · U.S. Gulf · U.S. New Madrid · U.S. Midwest · U.S. California · U.S. Hawaii · Eastern Canada · Western Canada	· Western Central Europe (France, Germany, Switzerland and Austria) · Eastern Europe · Southern Europe · Northern Europe, Benelux and Scandinavia · United Kingdom (the "U.K.") and Ireland	· Australia · New Zealand · Japan · South America · Middle East

Examples of individual zones include: U.S. Florida Windstorm (1st event), U.S. Florida Windstorm (2nd event), U.K. and Ireland Windstorm (1st event), U.K. and Ireland Windstorm (2nd event), U.S. California Earthquake (1st event), Japan Earthquake (1st event) and U.S. Midwest Aggregate.

Other Limitations

We seek to maintain a projected net impact from any one catastrophe loss event at the 1 in 100 year return period for any one zone at or below 35% of our shareholders’ equity. A 100 year return period can also be referred to as the 1.0% occurrence exceedance probability, meaning there is an estimated 1.0% chance in any given year that this level will be exceeded.  We seek to maintain a projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone at or below 35% of our shareholders’ equity. A 250 year return period can also be referred to as the 0.4% occurrence exceedance probability, meaning there is an estimated 0.4% chance in any given year that this level will be exceeded. For these risks, the projected net impact will be determined by the Manager using various systems, including Endurance’s proprietary systems and data.

We may also: (i) purchase retrocessional protection to mitigate the impact of large catastrophe events on our portfolio or to optimize the expected return of our portfolio; and (ii) enter into foreign exchange derivative contracts to hedge our exposure to non-U.S. dollar currencies.

Our Reinsurance Risk Selection and Underwriting Process

We employ a granular approach to risk selection and portfolio construction. We target reinsurance counterparties through which we can access the full spectrum of information associated with each reinsurance loss exposure. In a majority of the reinsurance transactions that we enter into, we are a "quoting reinsurer," meaning that we provide an initial quote to the broker rather than responding to quotes provided by the broker. By contrast, we believe some other reinsurance providers act as price followers and only access exposure at an industry loss level and, accordingly, cannot evaluate specific information related to individual elements of underlying risk or control the underwriting process. We believe this holistic approach enables us to build and maintain a portfolio of reinsurance contracts with attractive risk-adjusted returns.

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

New underwriting opportunity entered into proprietary underwriting system
Underwriting Review
• Qualitative
• Quantitative
• Use proprietary analytics
• Industry database
Calculate Expected Loss
• Modelling system
• Stress testing
• Extensive scenario simulation
• Stand-alone profitability
Accept or Reject
Reject
Accept
Manager's Underwriting Committee
• Regular reporting
• Provides oversight
Portfolio Risk Management
• Add new contract to portfolio
• Monitor risk guidelines
• Produce risk and accounting reports
Accept
Underwriting Diligence
• Complete analysis
• Peer review
• Provide quote
• Negotiate deal
Accept
Portfolio Composition
• Measure portfolio impact
• Allocate capital
• Optimize portfolio mix
• Verify portfolio profitability
Reject
Reject

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

We conduct our reinsurance business through Blue Capital Re.  As a result of the approvals received from the BMA and the terms of our approved business plan, Blue Capital Re may only enter into reinsurance contracts that are fully-collateralized at 100% of the aggregate limit at the inception of each reinsurance contract. Blue Capital Re is therefore subject to less stringent regulatory oversight than Class 4 insurers and has more modest capital and surplus requirements. Blue Capital Re is not a rated entity, and we do not intend to obtain financial strength ratings for Blue Capital Re from any rating agencies. In the future, we may choose not to write reinsurance solely on a fully-collateralized basis, in which case we may obtain financial strength ratings for Blue Capital Re and will make the relevant applications to the BMA either to: (i) change our business plan; (ii) register Blue Capital Re as another class of reinsurer (if necessary); or (iii) remove any waivers that have been granted on the basis of writing fully-collateralized reinsurance contacts.

We conduct certain hedging and other investment activities through Blue Capital Re ILS, including investing in insurance-linked securities.

The Manager

We rely on the Manager, a wholly-owned subsidiary of Endurance, for services that are essential to the operation of our business. The Manager manages our assets and makes all of our underwriting and investment decisions, subject to our underwriting guidelines and the oversight of the Board.

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

Investment Management Agreement

The Company has entered into an investment management agreement with the Manager (the "Investment Management Agreement").  Pursuant to the terms of the Investment Management Agreement, the Manager has full discretionary authority, including the delegation of the provision of its services, to manage our assets, subject to our underwriting guidelines, the terms of the Investment Management Agreement and the oversight of the Board.

Underwriting and Insurance Management Agreement

The Company, Blue Capital Re and the Manager have entered into an underwriting and insurance management agreement (the "Underwriting and Insurance Management Agreement"). Pursuant to the Underwriting and Insurance Management Agreement, the Manager provides underwriting, risk management, claims management, ceded retrocession agreements management and actuarial and reinsurance accounting services to Blue Capital Re. The Manager has full discretionary authority to manage the underwriting decisions of Blue Capital Re, subject to our underwriting guidelines, the terms of the Underwriting and Insurance Management Agreement and the oversight of the Board and of the board of directors of Blue Capital Re.

Administrative Services Agreement

The Company has entered into an administrative services agreement (the "Administrative Services Agreement") with the Manager.  Pursuant to the terms of the Administrative Services Agreement, the Manager provides us with support services, including the services of our CEO and our CFO, as well as finance and accounting, internal audit, claims management, policy wording, modeling software licenses, office space, information technology, human resources and administrative support. The Manager has the right to sub-contract the provision of these services (other than the services of our CEO and CFO) to a third-party.

During the third quarter of 2015, the Board formally appointed Mr. Adam Szakmary as our CEO in place of our previous CEO, Mr. William Pollett, following his resignation from the position.  During the fourth quarter of 2015, the Board formally appointed Mr. Greg Garside as our CFO in place of our previous CFO, Mr. Michael Paquette, following his resignation from the position. No changes were made to the support services fees charged to us by the Manager under the Administrative

Services Agreement as a result of either the appointment of Mr. Szakmary as our CEO or the appointment of Mr. Garside as our CFO.

Neither Mr. Szakmary nor Mr. Garside receives any compensation directly from us for their services.  Rather, Mr. Szakmary’s services as CEO are deemed to be encompassed within the management fee we are charged by the Manager under the Investment Management Agreement and Mr. Garside’s services as CFO are directly charged to us by the Manager under the Administrative Services Agreement.

The following table summarizes the fees payable to the Manager pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement and certain other terms of these agreements:

Summary Description

Management Fee
The Manager is entitled to a management fee (the "Management Fee") of 1.5% of our average total shareholders’ equity per annum, calculated and payable in arrears in cash each quarter (or part thereof) that the Investment Management Agreement is in effect. For purposes of calculating the Management Fee, our total shareholders’ equity means: (1) the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the quarter of any such issuance), plus (2) our retained earnings as of the end of the most recently completed quarter (without taking into account any non-cash compensation expense incurred in current or prior periods), minus (3) any amount that we may have paid to repurchase our Common Shares on a cumulative basis since inception. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted shareholders’ equity as reported in our financial statements prepared in accordance with GAAP, other than unrealized gains and losses and other non-cash items relating to insurance-linked securities, and (y) one-time events pursuant to changes in GAAP after discussions between the Manager and our independent directors and approval by both a majority of our independent directors and the Manager for all such adjustments. As a result, our shareholders’ equity, for purposes of calculating the Management Fee, could be greater or less than the amount of shareholders’ equity shown on our financial statements.

Performance Fee
The Manager is entitled to a performance fee (the "Performance Fee") calculated and payable in arrears in cash each quarter (or part thereof) that the Underwriting and Insurance Management Agreement is in effect in an amount, not less than zero, equal to the product of (1) 20% and (2) the difference between (A) our pre-tax, pre-Performance Fee Distributable Income for the then current quarter and (B) a hurdle amount calculated as the product of (i) the weighted average of the issue price per Common Share pursuant to each of our public or private offerings of Common Shares since our inception multiplied by the weighted average number of all Common Shares outstanding (including any restricted share units, any restricted Common Shares and other Common Shares underlying awards granted under our equity incentive plans), as further reduced by the amount, if any, by which our inception-to-date dividends to shareholders exceeds our inception-to-date GAAP net income, and (ii) 2% (equivalent to an 8% annualized hurdle rate); provided, however, that the foregoing Performance Fee is subject to a rolling three-year high water mark (except that for periods prior to the completion of the three-year period following the IPO, the high water mark calculation will be done over the inception-to-date period).

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

Capital Management Policy

The Company intends to distribute a minimum of 90% of its annual Distributable Income to shareholders and intends to make such distributions through regular quarterly dividend payments for each of the first three quarters of each year, and either repurchase Common Shares or pay a fourth "special" dividend after the end of the year. Although the Company’s year-end net income (if any) will vary from year-to-year, the Company expects that in most years the sum of its regular quarterly dividend payments will be less than 90% of its annual Distributable Income. If this is the case, the Company intends to commence a Common Share repurchase program or declare a special dividend in the following year to distribute an amount that, taken together with the prior year’s quarterly dividends, will be at least 90% of its Distributable Income for the prior calendar year. The declaration and payment of a special dividend or commencement of a Common Share repurchase program, if any, may not occur until a significant period of time after the completion of the Company’s calendar year. The commencement of a Common Share repurchase program for a portion of Distributable Income may be elected by the Board thereby reducing or eliminating a special dividend. See "Executive Overview" contained in Item 7 herein.

The declaration of quarterly and special dividends, if any, and, if declared, the amount of any such dividend, as well as the amount of any Common Share repurchases, will be subject to the discretion of the Board and to the consideration of various additional risks and uncertainties, including those discussed under the headings "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report on Form 10-K. Any future determination to pay dividends or repurchase Common Shares will remain at the discretion of the Board and will be dependent upon many factors, including: (i) the Company’s financial condition, liquidity, results of operations (including its ability to generate cash flow in excess of its expenses) and capital requirements; (ii) general business conditions; (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; (v) current trading price of Common Shares as compared with the fully converted book value per Common Share; and (vi) any other factors that the Board deems relevant. The Company expects that its dividends will be subject to customary dividend tax treatment in the U.S., but if its total dividends paid during any given year exceed its current and accumulated earnings and profits as of the end of such year (determined under U.S. tax principles), a portion of its dividends paid in that year will be treated: (i) first, as a nontaxable return of capital, to the extent of a shareholder’s tax basis in Common Shares (on a dollar-for-dollar basis); and (ii) subsequently, as capital gain.

Pursuant to our Audit Committee Charter, a majority of the Board’s independent directors must approve any adjustments or exclusions to our net income used to calculate Distributable Income.

The Company has no substantial operations of its own and relies primarily on cash dividends or distributions from its subsidiaries to pay its operating expenses, amounts owed under the Credit Agreement and dividends to its shareholders. Furthermore, Blue Capital Re, the Company’s wholly-owned reinsurance subsidiary, is regulated as a Class 3A insurer under the Insurance Act by the BMA, and its ability to pay dividends to the Company is limited under Bermuda law and regulations. See "Regulation and Capital Requirements" for more information.

In addition, under the Bermuda Companies Act 1981, as amended (the "Companies Act"), none of the Company, Blue Capital Re or Blue Capital Re ILS is permitted to declare or pay a dividend, or make a distribution out of contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than its liabilities. See "Regulation and Capital Requirements" for more information.

The Company’s ability to pay dividends to its shareholders or repurchase Common Shares will depend upon its performance, which depends in turn upon the performance of its subsidiaries. We expect that dividends will be paid in cash to the extent that cash is available for distribution. However, the Company may not be able to generate sufficient cash to pay dividends to its shareholders or repurchase Common Shares. In addition, the Board may change the Company’s capital management policy in the future.

Subject to the provisions of the Companies Act, the Company expects to make distributions by way of dividends from its retained earnings or from its contributed surplus or otherwise in accordance with the Companies Act and its bye-laws to the extent that the Board considers this to be appropriate.

The Credit Agreement contains certain covenants that could prohibit or otherwise restrict the Company’s ability to pay dividends to its shareholders or repurchase Common Shares or its subsidiaries’ ability to pay dividends to their parent.  We may enter into additional contracts or financing arrangements that prohibit or otherwise restrict the Company’s ability or the ability of its subsidiaries to pay dividends in the future or the Company's ability to repurchase Common Shares.

GROSS PREMIUMS WRITTEN

During the years ended December 31, 2015 and 2014, we wrote $38.6 million and $45.0 million of gross reinsurance premiums, respectively.  During the year ended December 31, 2013, we did not write any reinsurance premiums.

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

The following table sets forth a breakdown of our gross reinsurance premiums written by broker for the years ended December 31, 2015 and 2014:

	Year Ended		Year Ended
($ in millions)	December 31, 2015		December 31, 2014
Aon Benfield	$12.4	32%	$15.3	34%
Marsh & McLennan Companies, Inc.	7.3	19%	7.7	17%
Willis Group Holdings Limited	6.3	16%	7.6	17%
All other brokers	12.5	33%	14.1	31%
Gross premiums written through brokers	38.5	100%	44.7	99%
Gross premiums not written through brokers	0.1	—%	0.3	1%
Total gross premiums written	$38.6	100%	$45.0	100%

As illustrated above, the majority of our reinsurance premiums written are sourced through a limited number of brokers, with Aon Benfield, Marsh & McLennan Companies, Inc. and Willis Group Holdings Limited providing a total of 67% of our reinsurance premiums written for the year ended December 31, 2015.  We are therefore highly dependent on these brokers and a loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.  See "Risk Factors" contained in Item 1A herein.

Gross Written Premiums By Geographic Area of Risks Insured

We seek to diversify our exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.

The following table sets forth a breakdown of reinsurance premiums written by geographic area of risks insured for the years ended December 31, 2015 and 2014:

	Year Ended		Year Ended
($ in millions)	December 31, 2015		December 31, 2014
Worldwide (1)	$24.1	62%	$30.5	68%
USA:
Nationwide	5.6	15%	4.7	11%
Florida	2.4	6%	3.7	8%
Gulf region	1.7	4%	1.5	3%
California	0.7	2%	1.2	3%
Mid-Atlantic region	0.4	1%	1.0	2%
Midwest region and other	0.6	2%	1.0	2%
Worldwide, excluding U.S. (2)	3.1	8%	1.4	3%
Total gross premiums written	$38.6	100%	$45.0	100%

(1)         "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.

(2)         "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

CLAIMS MANAGEMENT

Claims are managed by the Manager pursuant to the Underwriting and Insurance Management Agreement and the Administrative Services Agreement. The Manager has access to Endurance’s experienced, technical claims teams working closely with each of our operating subsidiaries. The Manager reviews and responds to initial loss reports, administers claims databases, identifies and handles coverage issues, determines whether further investigation is required and where appropriate, retains outside claims counsel, establishes case reserves and approves claims for payment. In addition, the Manager may conduct audits of our significant clients throughout the year, evaluating claims handling abilities, reserve philosophies, loss notification processes and the overall quality of our clients' performance.

Upon receipt, claims notices are recorded by the Manager within our underwriting, financial and claims systems. When we are notified of insured losses or discover potential losses as part of our claims audits, the Manager records a case reserve as appropriate for the estimated amount of the exposure at that time. The estimate reflects the judgment of the Manager based on general reserving practices, the experience and knowledge of the Manager regarding the nature of the specific claim and, where appropriate, advice of outside counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

We are required by applicable laws and regulations and GAAP to establish reserves for losses and LAE that arise from our business. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and LAE for insured or reinsured claims that have been incurred at or before the balance sheet date, whether already known to us or not yet reported. It is our policy to establish these losses and LAE reserves after evaluating all information known to us as of the valuation date. Actuarial services are provided to us by the Manager pursuant to the Underwriting and Insurance Management Agreement.

The Manager uses statistical and actuarial methods to make a reasonable estimate of ultimate expected losses and LAE. The period of time from the reporting of a loss to us and the settlement of our liability may be several years. During this period, additional facts and trends may be revealed. As these factors become apparent, estimated reserves will be adjusted, sometimes requiring an increase or decrease in our overall reserves, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves.

Reserves for losses and LAE are based in part upon the estimation of losses resulting from catastrophic events. Estimation of losses from catastrophic events is inherently difficult because of the infrequency and severity of large catastrophes. Therefore, we utilize commercially available models, historical reinsurance industry property catastrophe claims experience and other data and estimates provided by our clients to supplement our own historical claims experience for purposes of evaluating future trends and providing an estimate of ultimate claims costs on large catastrophes.

To assist us in establishing appropriate reserves for losses and LAE, we analyze a significant amount of insurance industry information with respect to the pricing environment, loss trends, and loss settlement patterns. In combination with our individual pricing analyses, this industry information is used to guide our loss and LAE estimates. These estimates are reviewed regularly, and adjustments, if any, are recorded in earnings in the periods in which they are determined. While management believes it has made a reasonable estimate of ultimate losses, there can be no assurance that our future losses and LAE will not exceed our current total reserves. For a description of the Company's current reserves, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loss and LAE Reserves" and Note 2, "Loss and LAE Reserve Movements" in the Notes to the Consolidated Financial Statements of the Company.

CONFLICTS OF INTEREST

There may be conflicts of interest that arise out of our relationship with Endurance and the Manager. Our Chairman, our CEO and our CFO are also employees of Endurance and the Manager is wholly-owned by Endurance.  As a result, our officers, two of our directors and the Manager may have conflicts between their duties to us and their duties to, and interests in, Endurance or other parties.

As part of our business model and strategy, we rely on affiliates of Endurance for access to certain segments of the reinsurance market. In particular, pursuant to the BW Retrocessional Agreement, we may participate in: (i) retrocessional, quota share or other agreements in which Endurance or its affiliates have an interest; and (ii) fronting arrangements with Endurance Bermuda. Although these transactions may present conflicts of interest, we nonetheless continue to pursue and consummate these transactions.

Our business overlaps with portions of Endurance’s business. The Manager, in addition to managing some of Endurance’s accounts, manages other accounts that may compete with us, including other accounts affiliated with Endurance. The Manager makes available to us opportunities to enter into reinsurance contracts and insurance-linked securities and makes investments that it determines are appropriate for us in accordance with its allocation policies and our underwriting guidelines. The Manager is not required to allocate any or all such opportunities to us. We expect that the Manager will primarily allocate any overlapping opportunities on a proportional basis among the various accounts that they manage.

Service Agreements with Endurance

We rely on the Manager for services that are essential to the operation of our business. The Manager is a wholly-owned subsidiary of Endurance. As of December 31, 2015 Endurance and its wholly owned subsidiary, Endurance Bermuda, owned 33.3% of our outstanding Common Shares and had two representatives on our Board of five directors.

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

See "The Manager" for detailed information concerning each of our service agreements with Endurance.

COMPETITION

We consider our primary competitors to include: Aeolus Capital Management, Markel CatCo Investment Management, Credit Suisse Asset Management, Leadenhall Capital, Lloyd’s of London, Nephila Capital Ltd., Pillar Capital, RenaissanceRe Holdings Ltd., Validus Holdings, Ltd. and any property catastrophe reinsurance sidecars or other similar vehicles managed or sponsored by them.

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

REGULATION AND CAPITAL REQUIREMENTS

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. Blue Capital Re is regulated by the BMA.

Bermuda Regulation

The Insurance Act 1978 provides that no person may carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the BMA. In deciding whether to grant registration, the BMA has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to the insurer complying with the terms of its registration and such other conditions as the BMA may impose at any time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

The BMA has enacted various legislative and regulatory amendments to the Insurance Act to aid in Bermuda’s achievement of regulatory equivalence with that of the European Commission's Solvency II framework in relation to commercial insurance entities. Subject to final approval from the European Union Parliament, Bermuda has been awarded full equivalence for commercial insurers under Europe's Solvency II regime applicable to insurance companies, which regime came into effect on January 1, 2016. The Insurance Amendment Act 2015 (No. 2) ("Act No. 2") and the Insurance Amendment Act 2015 (No. 3) ("Act No. 3") were proposed during 2015 as part of the BMA’s objective of receiving Solvency II equivalency. Act No. 2 and Act No. 3 were approved by the Bermuda Parliament with a commencement date of January 1, 2016. Act No. 2 and Act No. 3 materially amend the Insurance Act including to: (i) require certain classes of insurers (including the Company) to maintain their head offices in Bermuda; (ii) require insurers to notify the BMA of any reduction or disposal of shares taking a shareholder controller below 10%, 20%, 33% or 50%; (iii) permit certain classes of insurers to submit condensed audited GAAP financial statements; and (iv) establish the minimum criteria of matters of material significance whereby the approved auditor is required to provide written notice to the BMA of those matters that would impact the BMA’s discharge of its functions under the Insurance Act. The Act No. 3 also materially amends the Insurance Returns and Solvency Regulations 1980 to include the items and the content of the documents to be submitted as part of the required statutory financial returns for insurers carrying on special purpose business. The Insurance (Prudential Standards)(Class 3A Solvency Requirement) Amendment Rules 2015 have an effective commencement date of January 1, 2016 and expand the prudential standards of the Insurance Act to include the requirement of insurers to meet regulatory capital and reporting requirements on an economic valuation basis. Further amendments to the Insurance Act provide that all insurers are now required to implement corporate governance policies and processes as the BMA considers appropriate given the nature, size, complexity and risk profile of the insurer and all insurers, on an annual basis, are now required to deliver a declaration to the BMA confirming whether or not they meet the minimum criteria for registration.

The Bermuda Insurance Code of Conduct (the "Bermuda Insurance Code"), which is a codification of best practices for insurers provided by the BMA, was also amended in 2015 and all insurers should be in compliance by December 31, 2015. Substantive revisions to the Bermuda Insurance Code include a new requirement for the board of an insurer to ensure that its insurance manager is both fit and able to carry out its duties to ensure that the insurer operates in a prudent manner and a clarification that only limited purpose insurers will be allowed to outsource the CEO and senior executive roles to an insurance manager.

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

Classification of Insurers.  The Insurance Act distinguishes between insurers (which term includes reinsurers) carrying on long-term business, general business (being everything except life, annuity and certain types of accident and health insurance) and special purpose business. There are six general business classifications for insurers ranging from Class 1 (pure captives) to Class 4 (very large commercial underwriters).

An entity such as Blue Capital Re is registrable as a Class 3A insurer when: (i) it intends to carry on general insurance business in circumstances where (a) 50% or more of the net premiums written or (b) 50% or more of the loss and loss expense provisions, represent unrelated business; and (ii) its total net premiums written from unrelated business are less than $50.0 million. Class 3A insurers are required to maintain fully paid-up share capital of $120,000.

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

Principal Representative, Head and Principal Office.  Every registered insurer or reinsurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda, subject to certain prescribed requirements under the Insurance Act.  Further, any registered insurer that is a Class 3A insurer or above is required to maintain a head office in Bermuda and direct and manage its insurance business from Bermuda. The recent amendments to the Insurance Act provide that in considering whether an insurer satisfies the requirements of having its head office in Bermuda, the BMA may consider (a) where the underwriting, risk management and operational decision making occurs; (b) whether the presence of senior executives who are responsible for, and involved in, the decision making are located in Bermuda; and (c) where meetings of the board of directors occur. The BMA will also consider (a) the location where management meets to effect policy decisions; (b) the residence of the officers, insurance managers or employees; and (c) the residence of one or more directors in Bermuda. Additionally, the BMA may look to the location of the insurance manager for determining whether a head office is in Bermuda.

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

Cancellation of Insurer’s Registration. The BMA may revoke or suspend Blue Capital Re’s license in certain circumstances, including circumstances in which: (i) false, misleading or inaccurate information has been supplied to the BMA by Blue Capital Re or on its behalf; (ii) submit a declaration certifying compliance with the minimum criteria available to it, minimum margin of solvency, enhanced capital requirements, any restrictions or conditions imposed on its license; (iii) we have ceased to carry on business; (iv) Blue Capital Re has persistently failed to pay fees due under the Insurance Act; (v) Blue Capital Re has failed to comply with a condition attached to its registration or with an applicable requirement under the Insurance Act; (vi) we are convicted of an offense against a provision of the Insurance Act; (vii) Blue Capital Re has, in the opinion of the BMA, not been carrying on business in accordance with sound insurance principles; or (viii) any of the minimum criteria for registration under the Insurance Act is not or will not have been fulfilled. If the BMA were to suspend or revoke Blue Capital Re’s license, we could lose our exemption under the U.S. Investment Company Act of 1940, as amended (the "Investment Company Act").

Annual Statutory Financial Statements and Return; Independent Approved Auditor. The Insurance Act generally requires all insurers to: (i) prepare annual statutory financial statements and returns; (ii) submit a declaration certifying compliance with the minimum criteria applicable to it including the minimum margin of solvency, enhanced capital requirements and any restrictions or conditions imposed on its license; and (iii) appoint an independent auditor who will annually audit and report on such financial statements and returns.

The independent auditor of the insurer must be approved by the BMA and may be the same person or firm that audits the insurer’s financial statements and reports for presentation to its shareholders.  If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor. The approved auditor is required to issue written notice to the BMA of matters of material significance for the discharge of the BMA’s functions as established under the Insurance Act.

An insurer may file an application under the Insurance Act to have the requirement to file audited statutory financial statements annually with the BMA waived. In this instance, Blue Capital Re has obtained such a waiver from the BMA. However, Blue Capital Re is required to prepare and file annual condensed consolidated audited GAAP financial statements with the BMA.

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

The minimum solvency margin that must be maintained by a Class 3A insurer is the greatest of: (i) $1.0 million; (ii) 20% of net premiums written where such net premiums do not exceed $6.0 million and $1.2 million plus 15% of net premiums written where such net premiums exceed $6.0 million; (iii) 15% of net undiscounted aggregate loss and loss expense provisions and other insurance reserves; and (iv) 25% of that insurer’s enhanced capital requirement ("ECR").

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

ECR and Bermuda Solvency Capital Requirements ("BSCR"). Class 3A insurers are required to maintain available capital and surplus at a level equal to or in excess of the applicable ECR, which is established by reference to either the BSCR - Small and Medium-Sized Entities model or an approved internal capital model. Furthermore, to enable the BMA to better assess the quality of the insurer’s capital resources, a Class 3A insurer is required to disclose the makeup of its capital in accordance with its 3-tiered capital system.

An insurer may file an application under the Insurance Act to have the aforementioned ECR requirements waived. In this instance, Blue Capital Re has obtained such a waiver from the BMA.

Restrictions on Dividends and Distributions.  In addition to the requirements under the Companies Act (as discussed below), the Insurance Act limits the maximum amount of annual dividends and distributions that may be paid or distributed by Blue Capital Re without prior regulatory approval.

Blue Capital Re is prohibited from declaring or paying a dividend if it fails to meet its minimum solvency margin, ECR or minimum liquidity ratio, or if the declaration or payment of such dividend would cause such breach.  Additionally, annual distributions that would result in a reduction of Blue Capital Re’s prior year-end balance of statutory capital and surplus by more than 25% also requires the prior approval of the BMA.

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

Supervision, Investigation and Intervention.  The BMA may appoint an inspector to investigate the affairs of an insurer or a designated insurer (as detailed in "Group Supervision" below) if the BMA believes that an investigation is required in the interest of the insurer’s or insurance group’s policyholders or potential policyholders. In order to verify or supplement information otherwise provided to it, the BMA may direct an insurer or designated insurer to produce documents or information relating to matters connected with the insurer’s or insurance group’s business. Further, the BMA has the power to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information.

If it appears to the BMA that: (i) there is a risk of the insurer or designated insurer becoming insolvent; (ii) there is significant risk that the insurer will be unable to meet its policyholder obligations; (iii) the insurer or designated insurer is in breach of the Insurance Act; (iv) any conditions imposed upon its registration, or the minimum criteria stipulated in the Insurance Act are not or have not been fulfilled in respect of a registered insurer; (v) a person has become a Controller (which for this purpose means a managing director, chief executive or other person in accordance with whose directions or instructions the directors of the insurer are accustomed to act, including any person who holds 10% or more of the shares carrying rights to vote at any general meeting, or is entitled to exercise 10% or more of the voting shares or voting power or is otherwise able to exercise a significant influence over the management of the insurer) without providing the BMA with the appropriate notice or in contravention of a notice of objection; (vi) the registered insurer is in breach of its enhanced capital requirement; or (vii) a designated insurer is in breach of any provision of the Insurance Act or the regulations or rules applicable to it, the BMA may issue such directions as appear desirable for safeguarding the interests of policyholders or potential policyholders of the insurer or the insurance group. The BMA may also direct the insurer or designated insurer: (i) not to effect further contracts of insurance business; (ii) not to vary any insurance contract when the direction is given if the effect would be to increase the insurer’s liabilities; (iii) not to make any investments of a specified class; (iv) to realize any existing investments of a specified class; (v) to maintain in, or transfer to the custody of, a specified bank assets of the insurer that are specified in the direction; (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments; (vii) to limit its premium income; (viii) to remove a Controller or officer; or (ix) to file a petition for the winding-up of the insurer.

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

Group Supervision. The BMA may, in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. An insurance "group" is defined as a group of companies that conducts insurance business.

None of the Company, Blue Capital Re or Blue Capital Re ILS is currently subject to group supervision, but the BMA may exercise its authority to act as our group supervisor in the future if we were to form an overseas entity.

Notifications to the BMA

Notification of Material Changes.  All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business that is part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act; (ii) the amalgamation with or acquisition of another firm; (iii) engaging in unrelated business that is retail business; (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer; (v) outsourcing all or substantially all of our actuarial, risk management or internal audit functions; (vi) outsourcing all or a material part of an insurer’s underwriting activity; (vii) the transfer, other than by way of reinsurance, of all or substantially all of a line of business; (viii) the expansion into a material new line of business; (ix) the sale of an insurer; or (x) outsourcing of an officer role.

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

Change of Shareholder Controller

In the event that the share capital of an insurer (or its parent) is traded on any stock exchange recognized by the BMA, then any shareholder must notify the BMA within 45 days of becoming a 10%, 20%, 33% or 50% shareholder of such insurer.  Additionally, an insurer is also required to submit in writing to the BMA within 45 days, notification of a Shareholder Controller's (as defined in the Insurance Act) disposal or acquisition of shares whereby their proportion of voting rights held would reach or fall below 10%, 20%, 33% or 50%. An insurer or reinsurer must also provide written notice to the BMA that a person has become, or ceased to be, a Controller (as defined in the Insurance Act) of that insurer or reinsurer.

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

Each of the Company, Blue Capital Re and Blue Capital Re ILS is incorporated in Bermuda as an "exempted company." Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that required for their business and held by way of lease or tenancy for a term of not more than 50 years, or, with the consent of the Minister of Economic Development, that which is used to provide accommodations or recreational facilities for its officers and employees and is held by way of lease or tenancy for a term of not more than 21 years) without the express authorization of the Bermuda legislature; (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the relevant Ministers; (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities; or (iv) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda or under license granted by the Minister of Economic Development.

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

EMPLOYEES

We do not have any employees. Our CEO and CFO are employees of Endurance and they provide us with these services pursuant to the Administrative Services Agreement.

We do not have the staff or capability to manage our underwriting or investment practices within our organization. Instead, we have outsourced these functions to the Manager, subject to oversight by our CEO, our CFO and the Board. As a result, the performance of the Manager is critical to our business.

INTELLECTUAL PROPERTY

There are no aspects of our business that require a patent, trademark or copyright. We do not own any patent, trademark or copyright. Endurance owns the registered Blue Capital® trademark and we have entered into a trademark license agreement with Endurance providing for a royalty-free license of this trademark. Under the terms of the trademark license agreement, we generally must indemnify Endurance and its affiliates, directors, officers, employees, agents, successors and permitted assigns for, from and against losses: (i) on account of any third-party claim or proceeding arising out of the performance of the trademark license agreement; or (ii) from any breach of, or failure to perform, any covenant or obligation of ours contained in the trademark license agreement.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

We qualify as an "emerging growth company" as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As a result, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. These exemptions include:

•	reduced disclosure about our executive compensation arrangements and no requirement to include a compensation discussion and analysis;

•	no requirement to hold non-binding advisory shareholder votes on executive compensation or golden parachute arrangements;

•
an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley"); and

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

We will continue to be an emerging growth company until the earliest to occur of: (i) the last day of the year during which we had total annual gross revenues of at least $1.0 billion (as indexed for inflation); (ii) the last day of the year following the fifth anniversary of the date of the IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a "large accelerated filer," as defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

AVAILABLE INFORMATION

We are subject to the informational reporting requirements of the Exchange Act.  In accordance therewith, we file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the "SEC"). These documents are electronically available at www.bcapre.bm and www.sec.gov at the same time they are filed with or furnished to the SEC. They are also available to copy or view at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. For further information call 1-800-SEC-0330.  In addition, our Code of Conduct and Ethics as well as the various charters governing the actions of certain of our Committees of the Board, including our Audit Committee and our Compensation and Nominating Committee (the "Compensation Committee") charters, are available at www.bcapre.bm.  Updates to, as well as waivers of, our Code of Conduct and Ethics will also be made available on our website. Our website is not part of this Report on Form 10-K and nothing from our website shall be deemed to be incorporated into this report.

We will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested).  Requests should be directed to Investor Relations, Blue Capital Reinsurance Holdings Ltd., Suite No. 784, 48 Par-la-ville Road, Hamilton, Bermuda HM 11, telephone (441) 278-0988 or investorrelations@endurance.bm.  All such documents are also physically available at our principal office at Waterloo House, 100 Pitts Bay Road, Pembroke, Bermuda HM 08.

Item 1A.  Risk Factors

Before investing in any of our securities, you should carefully consider the following risk factors and all other information set forth in this Form 10-K. These risks could materially affect our business, results of operations or financial condition and could cause the trading price of our securities to decline. You could lose all or part of your investment. The headings used in this section are solely to aid the reader as to general categories of risks related to investing in the Company. Many of the risk factors listed apply to more than one category or to the Company generally. Accordingly, the headings used in this section should not be construed as limiting in any manner the general applicability of any of the risk factors included in this section. Additional risks not presently known to us or that we deem immaterial may also impair our business or results of operations.

UNDERWRITING RISKS

As a catastrophe reinsurer, we are particularly vulnerable to losses from catastrophes.

We are exposed to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, droughts, severe weather, floods, fires, tornadoes, volcano eruptions, explosions and other natural or man-made disasters. Many scientists believe that the earth’s atmospheric and oceanic temperatures are increasing and that, in recent years, changing climate conditions have increased the unpredictability, severity and frequency of natural disasters in certain parts of the world.

The global geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas throughout the world, including, but not limited to, windstorms in the United Kingdom and continental Europe, hurricanes in Florida, the Gulf Coast and the Atlantic coast regions of the United States, typhoons and earthquakes in Japan, New Zealand, Australia and other parts of Southeast Asia, earthquakes in California and the Pacific Northwest and New Madrid region of the United States and drought, hail, tornado and flooding in the Midwestern United States. From time to time, we may have greater exposures in one or more of these geographic areas than our overall share of the worldwide market might suggest. Accordingly, when and if catastrophes occur in these areas, we may experience relatively more severe negative results from such events than our competitors.

In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase the frequency and severity of natural catastrophes, including weather events, and may create new types of catastrophe losses. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. In the event that we experience catastrophe losses, there is a possibility that our premiums will be inadequate to cover these risks. In addition, because accounting regulations do not permit reinsurers to reserve for such catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations. Furthermore, the estimation of reserves related to catastrophic events can be affected by the inability to access portions of the affected areas, the complexity of factors contributing to the losses, legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include but are not limited to: determining whether damage was caused by flooding versus wind; evaluating pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage; business interruption costs; and reinsurance collectability. The timing of a catastrophe’s occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge and additional information becomes available. Our ability to write new business also could be adversely impacted.

As a fully-collateralized reinsurer, any sudden and substantial calls upon our collateral resources may prevent us from being able to enter into future collateralized reinsurance contracts.

The Manager manages some of our key quantifiable risks using a combination of proprietary risk management models and systems, various third-party models and its underwriting judgment. The models utilized by the Manager help it to control risk accumulation, to inform our management and to improve our risk/return profile; however, these models may prove to be inaccurate and may understate our exposures. The Manager focuses on tracking exposed contract limits, estimating the potential impact of a single catastrophe event, and simulating our annual performance to reflect our aggregate underwriting and investment risk. We cannot assure you that any of these techniques, including the use of modeling techniques, will be successful in managing our risks. Accordingly, if the Manager’s assumptions are incorrect, the losses that we might incur from an actual catastrophe could be significantly higher than the Manager’s expectation of losses generated from modeled catastrophe scenarios and, as a result, our business could be materially and adversely affected.

The risks associated with property catastrophe reinsurance underwriting could adversely affect us.

Because we participate in property catastrophe reinsurance markets, the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. We face the risk that these ceding companies may fail to accurately assess the risks that they assume initially, which, in turn, may lead us to inaccurately assess the risks we assume. If we fail to establish and receive appropriate premium rates, we could face significant losses on these contracts.

If actual renewals of our existing contracts do not meet expectations, our gross premiums written in future years and our future results of operations could be materially adversely affected.

Our reinsurance contracts are generally for a one-year term. In our financial forecasting process, we make assumptions about the renewal of our prior year’s policies and contracts. If actual renewals do not meet expectations, our gross premiums written in future years and our future results of operations could be materially adversely affected. This risk is especially prevalent in the first quarter of each year when a large number of reinsurance contracts are subject to renewal.

The failure of any of the loss limitation methods we employ, as well as an unexpected accumulation of attritional losses, could have a material adverse effect on our financial condition or on our results of operations.

We seek to limit our loss exposure in a variety of ways, including by writing many of our reinsurance contracts on an excess of loss basis, adhering to maximum limitations on policies written in defined geographical zones, limiting program size for each client, establishing per risk and per occurrence limitations for each event, employing coverage restrictions, following prudent underwriting guidelines for each program written and purchasing retrocessional protection. We seek to limit our loss exposure through geographic diversification. Disputes relating to coverage and choice of legal forum may also arise. As a result, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, may not be enforceable in the manner we intend and some or all of our other loss limitation methods may prove to be ineffective. Underwriting is a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more future catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition and our results of operations, possibly to the extent of eliminating our shareholders’ equity.

Our operating results may also be adversely affected by unexpectedly large accumulations of smaller losses. We seek to manage this risk by using appropriate loss limitation methods as noted above. These processes are intended to ensure that premiums received are sufficient to cover the expected levels of attritional loss as well as a contribution to the cost of natural catastrophes and large losses where necessary. It is possible, however, that our loss limitation methods may not work as intended in this respect and that actual losses, including attritional losses, from a class of risks may be greater than expected, which may have a material adverse effect on our financial condition and our results of operations.

Profitability may be adversely impacted by inflation.

The effects of inflation could cause the cost of claims from catastrophes or other events to rise in the future. Our reserve for losses and LAE includes assumptions about future payments for settlement of claims and claims handling expenses. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

Adverse changes to the economies where our clients are located could lower the demand for our reinsurance products and could have a materially adverse effect on the profitability of our operations.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, inflation, and membership in key economic and political confederations such as the European Union all affect the business and economic environment and, indirectly, the amount and profitability of our business. In an economic environment characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for insurance products could be adversely affected. Adverse changes in the economy could potentially lead our customers to have less need for reinsurance coverage, to cancel existing reinsurance policies, modify coverage or to not renew with us, and our premium revenue could be adversely affected. Challenging economic conditions also may impair the ability of our customers to pay premiums as they come due.

The continuing worldwide economic instability has resulted in global financial market uncertainty and economic instability. Consequently, evolving market conditions may continue to affect our results of operations, financial position and capital resources. In the event that there is further deterioration or volatility in financial markets or general economic conditions, our results of operations, financial position and/or liquidity, and competitive landscape could be materially and adversely affected.

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our reinsurance worldwide through reinsurance brokers. In the year ended December 31, 2015, our top three brokers represented approximately 67% of our reinsurance premiums written. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

In accordance with industry practice, we frequently pay amounts owed on claims under our reinsurance contracts to brokers, and these brokers, in turn, pay these amounts to the clients that have purchased reinsurance from us. If a broker fails to make such a payment, in a significant majority of business that we write, it is highly likely that we will be liable to the client for the deficiency because of local laws or contractual obligations, notwithstanding the broker’s obligation to make such payment. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, we assume a degree of credit risk associated with brokers around the world with respect to most of our reinsurance business. To date we have not experienced any losses related to such credit risks.

Our investments in insurance-linked contracts subject us to counterparty risk, which could result in substantial losses to us.

While we predominantly enter into fully-collateralized reinsurance contracts, we may, in accordance with our underwriting guidelines and when the Manager identifies suitable opportunities, also invest in other reinsurance-linked investments, including swaps and similar derivative transactions. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows (and sometimes principal amounts) with payments generally calculated by reference to a principal ("notional") amount or quantity. These transactions may require that a portion of our assets be held as collateral subject to a perfected security interest in favor of the counterparty. Although pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 swap contracts and similar derivatives may be subject to mandatory centralized trade execution and clearing, not all swap contracts and similar derivatives are subject to these requirements. As a result, we are subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which we trade. Any such failure or refusal, whether due to insolvency, bankruptcy, default or another cause, could subject us to substantial losses.

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

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our reinsurance contracts may not be known for several years after a contract is issued. For example, an emerging claim and coverage issue is a growing trend of plaintiffs targeting property and casualty insurers relating to claims-handling practices in the adjustment of losses relating to natural disasters.

We may also be deemed liable for losses arising out of a matter that we had not anticipated or had attempted to contractually exclude. Moreover, irrespective of the clarity and inclusiveness of reinsurance contract language, there can be no assurance that a court or arbitration panel will limit enforceability of reinsurance contract language or not issue a ruling adverse to us. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute reinsurance contract wordings. Alternatively, potential efforts by us to exclude such exposures could, if successful, reduce the market’s acceptance of our related products. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could have a material adverse effect on our financial condition or results of operations.

The historical cyclicality of the property catastrophe reinsurance industry may cause fluctuations in our results.

Historically, property catastrophe reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. Demand for reinsurance is influenced significantly by prevailing general economic conditions and, in the case of reinsurance, the underwriting results of primary property and casualty insurers. The supply of reinsurance is related to prevailing prices, the levels of insured losses and the levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry. As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The continued strength of the industry’s surplus position and the establishment of new market entrants has increased the supply of reinsurance and has caused reinsurance prices in many of the markets in which we participate to decrease in the past years. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for reinsurance coverage. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and cedants may affect the cycles of the reinsurance business significantly. To the extent these trends continue, our financial condition or results of operations could be materially and adversely affected.

We operate in a highly competitive environment which could adversely impact our operating margins.

The reinsurance industries are highly competitive. We compete with major U.S. and non-U.S. reinsurers, including other Bermuda-based reinsurers. Many of our competitors have greater financial, marketing and management resources. In addition, we may not be aware of other companies that may be planning to enter the segments of the reinsurance market in which we operate or of existing companies that may be planning to raise additional capital. Increasing competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability.

Insurance/risk-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including non-insurance company entities, which could impact the demand for reinsurance. A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. New competition from these developments could cause the demand for reinsurance to fall or the expense of customer acquisition and retention to increase, either of which could have a material adverse effect on our growth and profitability.

Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties.

Our approach to risk management, and our estimates of the net impact from single event losses such as those set forth in Item 7 herein, rely on subjective variables that entail significant uncertainties. For example, in our reinsurance contracts, the effectiveness of our reinsurance contract zonal limits in managing risk depends largely on the degree to which an actual event is confined to the zone in question and on our ability to determine the actual location of the risks insured.  Moreover, in the reinsurance contracts we write, the definition of a single occurrence may differ from policy to policy, and the legal interpretation of a policy’s various terms and conditions following a catastrophic event may be different from that which we envisioned at its inception. For these and other reasons, there can be no assurance that our actual net aggregate reinsurance treaty limits by zone, or our net impact from single event loss by return period, will not exceed the natural catastrophe risk management tolerances we have established.

In addition, our natural catastrophe risk management involves a substantial number of subjective variables, factors and uncertainties. Small changes in assumptions, which depend heavily on the Manager’s and our judgment, can have a significant impact on the modeled outputs.  Although we believe that these probabilistic measures provide a meaningful indicator of the relative riskiness of certain events and changes to our business over time, these measures do not predict our actual exposure to, nor guarantee our successful management of, future losses that could have a material adverse effect on our financial condition and results of operations.

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

The Board has the authority to change our underwriting guidelines or our strategy without notice to shareholders and without shareholder approval. As a result, we may make fundamental changes to our operations without shareholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy or underwriting guidelines described in the section titled "Business" or elsewhere in this Report on Form 10-K.

OPERATING RISKS

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

Our CEO, Mr. Adam Szakmary, is the President and CEO of the Manager and does not dedicate all of his time to running our business and is not required to dedicate any specific amount of time to running our business. As a result of Mr. Szakmary’s other obligations, Mr. Szakmary may not be able to dedicate as much time to running our business as would a typical CEO, and Mr. Szakmary may face conflicts of interest that may make it difficult for him to operate our business.

Our CFO, Mr. Greg A. Garside, also serves as the Controller and Vice President of Endurance and is the Treasurer of the Manager, and, therefore, does not dedicate all of his time to running our business and is not required to dedicate any specific amount of time to running our business. As a result of Mr. Garside’s other obligations, Mr. Garside is not able to dedicate as much time to running our business as would a typical CFO, and Mr. Garside may face conflicts of interest that may make it difficult for him to operate our business.

We rely on service providers to perform many of our executive, administrative and other functions. In particular, affiliates of Endurance provide us with accounting, legal, internal audit, administrative and other services that are integral to our day-to-day operations. Failure by any service provider, whether or not an affiliate of Endurance, to carry out its obligations to us in accordance with the terms of its agreement or to perform its obligations to us as a result of insolvency, bankruptcy or other causes could make it difficult, or in some cases impossible, for us to operate our business. In addition, the termination of any of these service relationships or any delay in appointing or finding a suitable replacement provider (if one exists) could make it difficult for us to operate our business.

Our Chairman, CEO, CFO and the officers of the Manager are compensated by Endurance.

Our Chairman, CEO, CFO and the officers of the Manager are employees of Endurance and are compensated by Endurance, including through membership in Endurance’s incentive compensation plans. As a result, they may, consciously or unconsciously, favor Endurance in dealings among us, Endurance and the Manager.

Reputation is an important factor in the reinsurance industry, and our lack of an established reputation may make it difficult for us to attract or retain clients.

Reputation is a very important factor in the reinsurance industry, and competition for clients is, in part, based on reputation. Our lack of an established reputation may make it difficult for us to attract or retain clients. While some counterparties may prefer to enter into reinsurance contracts with a rated reinsurer. We do not own the Blue Capital® trademark, but we have entered into a trademark license agreement with Endurance providing for the license of the Blue Capital® trademark to us. We will consequently be unable to prevent any damage to our reputation that may occur as a result of the activities of Endurance and others. Furthermore, in the event that any of the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement is terminated, or the trademark license agreement is otherwise terminated, we may be unable to use the Blue Capital® trademark.

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

In the event that these services were to cease to be available from the Manager, we would be required to replace the Manager with one or more third-parties or to hire employees. In addition, the performance of the Manager depends heavily on the experience and availability of a limited number of individuals, all of whom are affiliated with Endurance.  Any loss of these individuals, for example, to death, incapacity, termination or resignation, could adversely affect the performance of the Manager. We cannot assure you that we could find a suitable replacement for the Manager quickly or at all, and any replacement may increase our expenses. The loss of the Manager could materially impair our ability to successfully operate our business.

We are dependent on Endurance and if Endurance were to experience difficulties, we could be materially adversely affected.

Since the Manager is an affiliate of Endurance, and our CEO and CFO are both employees of Endurance, if Endurance’s business were to experience difficulties, the attention and time of Endurance’s management would likely be directed to dealing with those difficulties. In these circumstances, there may not be sufficient management attention to our business, and our operations could suffer. In addition, in that event it is also possible that ceding companies would be reluctant to do business with Endurance, and therefore us, which could have a material adverse effect on our business. It may be difficult, costly or time-consuming to replace the Manager or the other services Endurance provides.

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

We compete with Endurance accounts, accounts affiliated with Endurance and third-parties for underwriting opportunities and other opportunities.

Many, if not most, of our targeted underwriting and other opportunities are also opportunities targeted to a greater or lesser extent by Endurance, affiliates of Endurance and other accounts of the Manager. The Manager is not required to allocate any or all such opportunities to us. The Manager makes available to us opportunities to enter into reinsurance transactions, purchase insurance-linked securities and make investments that it determines are appropriate for us in accordance with its allocation policies and our underwriting guidelines. The Manager has significant discretion as to our investment and underwriting practices, subject to our underwriting guidelines and the oversight of the Board. We expect that the Manager will primarily allocate any overlapping opportunities on a proportional basis among the various accounts that it manages.

There may be conflicts of interest that result from our relationships with Endurance and the Manager, which could result in decisions that are not in the best interests of our shareholders.

There may be conflicts of interest that arise out of our relationship with Endurance and the Manager. One of our directors is also a director of Blue Capital Global Reinsurance Fund Limited, a closed-ended mutual fund which is also served by the Manager. Our Chairman, CEO and CFO are also employees of Endurance. In addition, the Manager is wholly-owned by Endurance. As a result, our officers, our directors or the Manager may have conflicts between their duties to us and their duties to, and interests in, Endurance or other parties.

Pursuant to the BW Retrocessional Agreement we participate in retrocessional, quota share and fronting agreements with Endurance or its affiliates, and we may enter into other agreements or acquire investments in which Endurance or its affiliates have an interest. These transactions may present conflicts of interest among us and Endurance.

In deciding whether to issue debt or equity securities, we rely in part on recommendations made to us by the Manager.  Because the Manager earns fees that are closely related to the total amount of our earnings and capital, the Manager may have an incentive to recommend that we issue debt or equity securities.

The officers and employees of the Manager devote as much time to us as the Manager deems appropriate. However, these officers and employees may have conflicts in allocating their time and services among us, Endurance, affiliates of Endurance and other accounts. During turbulent conditions in the reinsurance industry or other times when we need focused support and assistance from the Manager, Endurance and entities affiliated with Endurance will likewise require greater focus and attention, placing the Manager’s time and resources in high demand. In this situation, we may not receive the support and assistance we require or would otherwise receive if we were completely internally managed or if the Manager did not act as a manager for other entities. Although we believe the Manager has established appropriate procedures to manage any actual or potential conflicts of interest, these procedures do not provide assurance that such conflicts will be avoided.

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

The Investment Management Agreement that we have entered into with the Manager was negotiated between related parties, and although approved by the Board, its terms, including fees payable, may not be as favorable to us as if this agreement had been negotiated with an unaffiliated third-party. Various potential and actual conflicts of interest may arise from the activities of the Manager by virtue of the fact that the Manager is controlled by Endurance.

Similarly, the Underwriting and Insurance Management Agreement that we and Blue Capital Re have entered into with the Manager was negotiated between related parties, and although approved by the Board, its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third-party. Various potential and actual conflicts of interest may arise from the activities of the Manager by virtue of the fact that the Manager is controlled by Endurance. The Manager does not assume any responsibility other than provision of the services called for under the Underwriting and Insurance Management Agreement.

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

Under both the terms of the Investment Management Agreement and the terms of the Underwriting and Insurance Management Agreement, the Manager (and any person to whom the Manager has delegated or sub-contracted any of its functions) will not be liable for any losses except to the extent such losses are determined to be the direct result of an act or omission of the Manager that constitutes gross negligence, fraud, dishonesty or willful misconduct of the Manager.

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

The Companies Act also limits the Company’s, Blue Capital Re’s and Blue Capital Re ILS’ ability to pay dividends and make distributions to their respective shareholders. None of the Company, Blue Capital Re or Blue Capital Re ILS is permitted to declare or pay a dividend, or make a distribution out of contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than its liabilities. See "Regulation and Capital Requirements" for more information.

The Company cannot assure you that it will declare or pay future dividends on its Common Shares or repurchase its Common Shares.

Although the Company intends to distribute a minimum of 90% of its annual Distributable Income to shareholders, it cannot assure you that it will declare or pay any dividends at this level or at all or repurchase any Common Shares. Any determination to declare or pay future dividends to the Company’s shareholders or repurchase Common Shares will be at the discretion of the Board and will depend on a variety of factors, including: (i) the Company’s  financial condition, liquidity, results of operations (including its ability to generate cash flow in excess of its expenses and its expected or actual net income) and collateral and capital requirements; (ii) general business conditions; (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; and (v) any other factors that the Board deems relevant.

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

Blue Capital Re is not currently, and may never become, a rated reinsurer, nor does it intend to obtain financial strength ratings. As a result, the reinsurance contracts that Blue Capital Re assumes are required to be fully-collateralized. The requirement to post cash collateral in connection with the various insurance contracts that we enter into limits our ability to enter into a large number of insurance contracts or pursue other opportunities. Furthermore, our ability to redeploy our capital annually can be impacted if the release of our collateral is not agreed to by our counterparties or if a loss event occurs, in which case the collateral pledged against the affected contract will not be available for redeployment until the loss is cleared. In addition, if our equity capital decreases over time, as a result of losses, expenses or other factors, we will be even more restricted in the number of contracts we can enter into and other opportunities we can pursue. As a result, our portfolio of insurance-linked contracts and other investments may be significantly less diverse than those of Endurance or other reinsurance companies.

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

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

Unanticipated developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if it is required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity, and other relevant financial statement line items.

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

We intend to continue to take advantage of these reporting exemptions until we are no longer an emerging growth company.  We will continue to be an emerging growth company until the earliest to occur of: (i) the last day of the year during which we had total annual gross revenues of at least $1.0 billion (as indexed for inflation); (ii) the last day of the year following the fifth anniversary of the date of the IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a "large accelerated filer," as defined under the Exchange Act.

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

Our results of operations may fluctuate significantly from period to period and may not be indicative of our long-term prospects.

Our results of operations may fluctuate significantly from period to period. These fluctuations result from a variety of factors, including the seasonality of the reinsurance business, the volume and mix of reinsurance products that we write, loss experience on our reinsurance liabilities and our ability to assess and integrate our risk management strategy effectively. In particular, we seek to underwrite products to achieve long-term results. As a result, our short-term results of operations may not be indicative of our long-term prospects.

If actual claims exceed our reserve for losses and LAE, our financial condition and results of operations could be adversely affected.

Our success depends upon our ability to accurately assess the risks associated with the businesses that we reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and LAE incurred with respect to premiums earned on the policies that we write. Loss reserves do not represent an exact calculation of liability. Rather, LAE are estimates of what we expect the ultimate settlement and administration of claims will cost. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined continually in an ongoing process as experience develops and claims are reported and settled. Establishing an appropriate level of loss reserves is an inherently uncertain process. Moreover, these uncertainties are greater for companies like us than for those with a longer operating history because we do not yet have an extensive loss history. Because of this uncertainty, it is possible that our reserves at any given time will prove inadequate.

To the extent we determine that actual losses and LAE exceed our expectations and loss reserves recorded in our financial statements, we will be required to increase our reserve for losses and LAE. This could cause a material reduction in our profitability and capital.

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

Operational risks, including systems or human failures, are inherent in business, including ours, and could adversely affect our financial condition and results of operations.

We are subject to operational risks including fraud, employee errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements or obligations under our agreements, information technology failures, or external events. Losses from these risks may occur from time to time and may be significant. As our business and operations grow more complex, we are exposed to more risk in these areas.

The Manager's modeling, underwriting and information technology systems are critical to our success. Moreover, their proprietary technology and application systems have been an important part of our underwriting strategy and our ability to compete successfully. They have also licensed certain systems and data from third parties. We cannot be certain that they will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. While we and our Manager has implemented disaster recovery and other business continuity plans, a defect or failure in our internal controls or information technology systems could result in reduced or delayed revenue growth, higher than expected losses, management distraction, or harm to our operations and/or our reputation. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of defect in our internal controls and information technology systems, but internal controls provide only reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a material adverse effect on our business.

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

LEGAL AND REGULATORY RISKS

Recent or future legislation may decrease the demand for our property catastrophe reinsurance products and adversely affect our business and results of operations.

It is possible that U.S. states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation establishing further state involvement in providing or governing the reinsurance of catastrophe exposed risks, or may otherwise enact legislation, that might further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or at the Federal level. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of one or more of the catastrophe funds established by U.S. states, which could lead either to a severe dislocation or the necessity of Federal intervention in the markets of one or more of those states, either of which would adversely impact the private reinsurance industry.

The regulatory system under which we operate, and potential changes thereto, including heightened scrutiny of issues and practices in the insurance industry could have a material adverse effect on our business.

The laws and regulations under which we operate could be revised in a manner materially adverse to the way in which we conduct our business.

The reinsurance regulatory framework continues to be subject to increased scrutiny in many jurisdictions, including the U.S. and various states within the U.S. It is possible such scrutiny, such as the expansion of the regulatory scope of the U.S. Federal Insurance Office, the repeal of the insurance company antitrust exemption under the McCarran Ferguson Act of the expansion of the European Union Solvency II requirements, could include us and it is also possible that investigations or related regulatory developments could mandate or otherwise give rise to changes in industry practices in a fashion that increases our costs or requires us to alter how we conduct our business. In addition, if our Bermuda reinsurance operations become subject to the insurance laws of any state in the U.S., we could face inquiries or challenges to the future operations of these companies.

Blue Capital Re may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations, or may be able to do so only at great cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to reinsurance companies or holding companies. Failure to comply with or to obtain appropriate exemptions under any applicable laws could result in restrictions on our ability to do business in one or more of the jurisdictions in which we operate and fines and other sanctions, which could have a material adverse effect on our business.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may impact the operations of our insurance and non-insurance subsidiaries and ultimately could impact our financial condition as well. In addition, we could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulation. Despite our efforts to maintain effective compliance procedures, there is a risk that applicable laws and regulations may be unclear, subject to multiple interpretations, under development or may conflict with one another, that regulators may revise their previous guidance or that courts overturn previous rulings, or that we could otherwise fail to meet the applicable standards.

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

Reinsurance operations are subject to extensive regulation. Governmental agencies have broad administrative power to regulate many aspects of the reinsurance business, which may include premium rates, marketing practices, advertising, policy forms and capital adequacy. These governmental agencies are concerned primarily with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. Insurance laws and regulations can impose restrictions on the amount and type of investments, prescribe solvency standards that must be met and maintained, and require the maintenance of reserves. Changes in laws and regulations may restrict our ability to operate our current business or may have a material adverse effect upon our results of operations, cash flows or financial condition. Unexpected events, such as natural and man-made disasters or terrorist attacks, could lead to government intervention that affects the insurance and reinsurance markets. It may be difficult for us or the other reinsurers with which we do business to predict the exact nature, timing or scope of possible governmental initiatives. Governmental regulation and intervention could adversely affect our business and the business of other reinsurers with which we do business by:

•	providing insurance and reinsurance capacity in markets and to consumers that we or the reinsurers with which we do business target;

•	requiring us or the ceding companies with which we do business to participate in industry pools and guaranty associations;

•	expanding the scope of coverage under existing policies;

•	regulating the terms of insurance and reinsurance policies; or

•	disproportionately benefiting the companies of one country over those of another.
Our industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability. These changes may result in delays or cancellations of products and services by insurers and reinsurers, which could adversely affect us or the ceding companies with which we do business. If, as a result of governmental regulation or intervention, the ceding companies with which we do business, including Blue Water Re and Endurance Bermuda, are adversely affected, this may limit our opportunity to do business with these reinsurers, including by way of writing retrocessional policies.

We are not currently subject to group supervision, but the BMA may exercise its authority to act as group supervisor in the future if we form overseas entities. We are not planning on forming overseas entities in the foreseeable future. See "Regulation and Capital Requirements" contained in Item 1 herein for more information.

Solvency II could adversely impact our financial results and operations.

Solvency II, a European Union directive concerning capital adequacy, risk management and regulatory reporting for insurers, which was adopted by the European Parliament in April of 2009, and which came into effect on January 1, 2016, may adversely affect our reinsurance business. We are monitoring the ongoing legislative and regulatory steps following adoption of Solvency II and Bermuda’s Solvency II equivalence. The principles, standards and requirements of Solvency II may, directly or indirectly, impact the future supervision of our operating subsidiaries.

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

Endurance Bermuda may not maintain an acceptable financial strength rating, which could result in a significant reduction in the business we write pursuant to the BW Retrocessional Agreement.

Pursuant to our underwriting guidelines, we may enter into fronting agreements with a rated carrier or, alternatively, we may access fronted business from Endurance Bermuda pursuant to the BW Retrocessional Agreement. Under these fronting arrangements, the rated carrier transfers all risks and premiums to us in exchange for a fronting fee.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. A fronting company’s financial strength rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the applicable rating agency in response to a variety of factors. If Endurance Bermuda’s financial strength rating is reduced from its current level, it would reduce the attractiveness of one means by which we can access exposure to reinsurance risk from that counterparty. While we and Blue Water Re have been informed by Endurance that it is not aware of any pending or contemplated ratings downgrade of Endurance Bermuda, such a downgrade remains possible and could result in a significant reduction in the number of reinsurance contracts that we are able to write, unless another fronting reinsurer of an acceptable financial strength rating was available to us.

We are subject to the risk of being treated as an investment company under U.S. federal securities law, which may cause us to fundamentally restructure our business or potentially to cease operations.

The Investment Company Act contains registration requirements and a pervasive regulatory scheme that applies to companies that fall within the definition of "investment company" under that statute, and that do not have any available exception or exemption. We believe that we have available to us one or more exceptions or exemptions from the definition of investment company, including the exemption that is available to a company organized and regulated as a foreign insurance company (which must be engaged primarily and predominantly in the business of insurance or reinsurance).  Although we are engaged primarily and predominantly in the reinsurance business, and we intend to conduct our business on an ongoing basis so that we remain engaged primarily and predominantly in the reinsurance business, our investments in some insurance-related assets may or may not be considered part of the reinsurance business for Investment Company Act purposes, even though we view these investments as part of our reinsurance business. Nonetheless, because our investments in these insurance-related assets are not the primary component of our business, we expect that we will still be engaged primarily and predominantly in the reinsurance business even if these insurance-related assets are not considered part of the reinsurance business for Investment Company Act purposes.

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

If, as a result of our operations, we were deemed an "investment company," and are not otherwise exempted from the definition, we would either have to seek to register under the Investment Company Act as an investment company or fundamentally restructure our business or cease operations. Since we are organized outside of the U.S., we could not register as an investment company without first applying for and obtaining an order of the SEC permitting us to do so. These orders have been granted very infrequently. Registered investment companies are subject to extensive and restrictive regulation that can adversely affect businesses like ours. Accordingly, if we were to register as an investment company after obtaining an order permitting us to do so, we would not be able to operate our business as we currently conduct it. If we decided not to register under the Investment Company Act or if we were unable to register under the Investment Company Act, we would have to fundamentally restructure our business or cease operations.

If at any time it were established that we had been operating as an investment company in violation of the Investment Company Act, there would be a risk, among other material adverse consequences, that we would be subject to monetary penalties or injunctive relief, or both.

CORPORATE RISKS

Endurance has substantial control over us, which limits your ability to influence corporate matters and may result in conflicts of interest.

Endurance and its wholly owned subsidiary, Endurance Bermuda, currently have a 33.3% interest in the Company and therefore exert considerable influence over matters presented to our shareholders for approval, including the election of directors and change of control transactions. Endurance has the right to nominate two out of our five directors (or, if the Board consists of more than five directors, no less than 40% of the total Board seats at any given time), until the later of the date on which: (i) Endurance sells any of its Common Shares; and (ii) Endurance owns less than 5% of our Common Shares. This control may delay, deter or prevent acts that would be favored by our other shareholders, as the interests of Endurance may not always coincide with the interests of our other shareholders. In particular, Endurance has interests in us by virtue of our contracts with the Manager (see "Conflicts of Interest" contained in Item 1 herein for a description of these contracts). Endurance may seek to cause us to take courses of action that, in its judgment, could enhance its interests or its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, this concentration of share ownership may adversely affect the trading price of our Common Shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.

Future sales or the possibility of future sales of a substantial amount of our Common Shares may depress the price of our shares.

Endurance and its wholly owned subsidiary, Endurance Bermuda, currently own 2,910,584 Common Shares, representing 33.3% of our total outstanding Common Shares.  These Common Shares may be sold into the market in accordance with Rule 144 under the Securities Act. In addition, Endurance has the ability to require us to register the Common Shares it holds pursuant to a shareholder and registration rights agreement.

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

Our bye-laws and provisions of Bermuda law to which we are subject contain provisions that could discourage, delay or prevent "change of control" transactions or changes in the Board and management that certain shareholders may view as beneficial or advantageous. These provisions include, among others:

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

The foregoing factors, as well as the significant share ownership by Endurance, could impede a merger, takeover or other business combination, which could reduce the market value of our Common Shares.

There are provisions in our charter documents that may reduce or increase the voting rights of our Common Shares.

The bye-laws of Blue Capital generally provide that any shareholder owning, directly, indirectly or, in the case of any U.S. person, by attribution, outstanding Common Shares possessing more than 9.5% of the aggregate voting power of our Common Shares will have their voting rights reduced so that they may not exercise more than 9.5% of the voting rights conferred by our Common Shares. Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. In addition, our bye-laws provide that if any U.S. person acquires actual knowledge that such person owns, directly or indirectly, 9.0% or more of our Common Shares, such person must deliver notice to us within 10 days of acquiring such knowledge.  Our bye-laws further provide that the Board may determine that certain shares shall not carry voting rights or shall have reduced voting rights to the extent that the Board reasonably determines is necessary to avoid any adverse tax consequences or materially adverse legal or regulatory treatment. The bye-laws of Blue Capital provide that, where possible, shareholders will be notified of their voting interests prior to any vote to be taken by the shareholders.

As a result of any reallocation of votes, your voting rights might increase above 5% of the aggregate voting power of the outstanding Common Shares, thereby possibly resulting in your becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, the reallocation of your votes could result in your becoming subject to filing requirements under Section 16 of the Exchange Act.

We also have the authority to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated pursuant to the bye-laws. If a shareholder fails to respond to a request for information from us or submits incomplete or inaccurate information in response to a request, we may, in our reasonable discretion, reduce or eliminate the shareholder’s voting rights.

Common Shares owned by Endurance are not subject to these adjustments because Endurance is not a U.S. Person.

A shareholder may be required to sell its shares of Blue Capital.

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

The Insurance Act requires that, in respect of a company whose shares are listed on a stock exchange recognized by the BMA, any person who becomes (or ceases to be) a holder of at least 10%, 20%, 33% or 50% of the shares of an insurance or reinsurance company or its parent must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. This requirement will apply to us as long as our shares are listed on the New York Stock Exchange or the Bermuda Stock Exchange.  If our Common Shares are no longer listed on the New York Stock Exchange or the Bermuda Stock Exchange or another exchange recognized by the BMA, the BMA may, by written notice, object to a person holding 10%, 20%, 33% or 50% of our Common Shares if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce its shareholding in us and may direct, among other things, that the voting rights attaching to its shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

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

U.S. persons who own our Common Shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The Companies Act, which applies to Blue Capital, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest, the rights of shareholders to bring class action and derivative lawsuits and the scope of indemnification available to directors and officers.

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

Anti-takeover provisions in our bye-laws could impede an attempt to replace or remove our directors, which could diminish the value of our Common Shares.

Blue Capital’s bye-laws contain provisions that may make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our Common Shares if they are viewed as discouraging changes in management and takeover attempts in the future.

The price of our Common Shares may fluctuate significantly and you could lose all or part of your investment.

Volatility in the market price of our Common Shares may prevent you from being able to sell your Common Shares at or above the price you paid for your Common Shares. The market price for our Common Shares can fluctuate significantly for various reasons, including:

•	catastrophes that may specifically impact us or are perceived by investors as impacting the reinsurance market in general;

•	the financial condition, financial performance and prospects of the Company, the Manager or Endurance;

•	our quarterly or annual earnings or those of other companies in our industry;

•	exposure to capital market risks related to the performance of insurance-linked investments;

•	our capital management policy and whether we repurchase Common Shares or dividends on our Common Shares have been, and are likely to be, declared and paid from time to time;

•	actual or anticipated growth rates relative to our competitors;

•	perceptions of the investment opportunity associated with our Common Shares relative to other investment alternatives, including investment opportunities in Endurance or affiliates of Endurance;

•	speculation by the investment community regarding our business;

•	future announcements concerning our business or our competitors’ businesses;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	market and industry perception of our success, or lack thereof, in pursuing our strategy;

•	strategic actions by us or our competitors, such as acquisitions, restructurings, significant contracts or joint ventures;

•	changes in government regulation;

•	potential characterization of us as an investment company, a CFC or a PFIC;

•	general market, economic and political conditions;

•	changes in conditions or trends in our industry, geographies or customers;

•	arrival and departure of key personnel of the Company, the Manager or Endurance;

•	sales of our Common Shares by us, Endurance, our directors or members of our management team; and

•	adverse resolution of litigation against us.
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

It may be difficult to enforce service of process and enforcement of judgments against us and our officers and directors.

Blue Capital is a Bermuda company and certain of its officers and directors are residents of jurisdictions outside the United States. A substantial portion of its assets and its officers and directors, at any one time, are or may be located in jurisdictions outside the United States. It may be difficult for investors to effect service of process within the United States on our directors and officers who reside outside the United States or to enforce against us or our directors and officers judgments of U.S. courts predicated upon civil liability provisions of the U.S. federal securities laws.

There is no treaty in force between the United States and Bermuda providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As a result, whether a United States judgment would be enforceable in Bermuda against us or our directors and officers depends on whether the U.S. court that entered the judgment is recognized by the Bermuda court as having jurisdiction over us or our directors and officers, as determined by reference to Bermuda conflict of law rules.

In addition to and irrespective of jurisdictional issues, the Bermuda courts will not enforce a United States federal securities law that is either penal or contrary to Bermuda public policy. An action brought pursuant to a public or penal law, the purpose of which is the enforcement of a sanction, power or right at the instance of the state in its sovereign capacity, will not be entertained by a Bermuda court. Consequently, certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. federal securities laws, may not be available under Bermuda law or enforceable in a Bermuda court, as they may be contrary to Bermuda public policy. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

TAXATION RISKS

We and our subsidiaries may be subject to U.S. tax which may have a material adverse effect on our financial condition and results of operations.

Blue Capital and its subsidiaries are Bermuda companies. Each intends to operate in such a manner that none of these companies will be deemed to be engaged in the conduct of a trade or business within the United States. Nevertheless, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the U.S. Internal Revenue Code of 1986, as amended (the "Code"), regulations or court decisions, the U.S. Internal Revenue Service (the "IRS") might successfully contend that any of Blue Capital and/or its subsidiaries are/is engaged in a trade or business in the United States. If Blue Capital and/or its subsidiaries were/was engaged in a trade or business in the United States, but such trade or business was attributable to a "permanent establishment" in the United States (or in the case of Blue Capital Re, with respect to investment income, arguably even if such income was not attributable to a "permanent establishment"), Blue Capital or its subsidiaries would be subject to U.S. federal income tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30% "branch profits" tax in certain circumstances, in which case our financial condition and results of operations and your investment could be materially adversely affected.

We may be treated as a controlled foreign corporation ("CFC") and we might be subject to the rules for related person insurance income ("RPII"), and in either case this may subject a U.S. holder of our Common Shares to disadvantageous rules under U.S. federal income tax laws.

Controlled Foreign Corporation. We will be treated as a CFC for U.S. federal income tax purposes if, on any day of our taxable year, our 10% U.S. Shareholders (as defined below) own (directly, indirectly through foreign entities or by attribution by application of certain constructive ownership rules) more than 25% of the total combined voting power of all classes of our voting shares, or more than 25% of the total value of all of our shares. A "10% U.S. Shareholder" is a U.S. person who owns (directly, indirectly through foreign entities or constructively) at least 10% of the total combined voting power of our voting shares, including any indirect voting power by virtue of concurrent ownership of common shares in Endurance. If we are a CFC, each 10% U.S. Shareholder must annually include in its income its pro rata share of our "subpart F income," even if no distributions are made. Because of the provisions in our organizational documents that limit voting power and other factors, we believe it is unlikely that any U.S. person who acquires our Common Shares will become a 10% U.S. Shareholder. However, because of the complexity of the attribution rules contained in the Code, the uncertainty of the effectiveness of these voting restrictions and the possibility that a U.S. person may be treated as owning 10% or more of the total voting power of all classes of voting shares of the Company, in part through his or her ownership of Endurance, we cannot assure you that this will be the case.

Related Person Insurance Income. If: (i) 20% or more of our total revenues in any taxable year is attributable to insurance or reinsurance policies of which the direct or indirect insureds are direct or indirect U.S. shareholders of us (regardless of the number of shares owned by those shareholders) or persons related to such U.S. shareholders; and (ii) direct or indirect insureds, whether or not U.S. persons, and persons related to such insureds own directly or indirectly 20% or more of the voting power or value of our shares, any U.S. person who owns any shares directly or indirectly on the last day of the taxable year would most likely be required to include its allocable share of our related person insurance income for the taxable year in its income, even if no distributions are made. We believe it is not likely that these conditions will be satisfied. However, we cannot assure you that this will be the case. Consequently, we cannot assure you that a person who is a direct or indirect U.S. shareholder will not be required to include amounts in its income in respect of related person insurance income ("RPII") in any taxable year.

We may be treated as a passive foreign investment company ("PFIC"), in which case a U.S. holder of our Common Shares would be subject to disadvantageous rules under U.S. federal income tax laws.

We will be treated as a PFIC for U.S. federal income tax purposes in any taxable year for which either: (i) at least 75% of our gross income consists of certain types of "passive income"; or (ii) at least 50% of the average value of our assets produce, or are held for the production of, "passive income." Unless an exception applies, "passive income" includes dividends, interest, rents and royalties. If we are treated as a PFIC in any taxable year, U.S. holders of our Common Shares would be subject to unfavorable U.S. federal income tax treatment, including that any dividends we pay with respect to our Common Shares would not be "qualified dividends" eligible to be taxed to individuals at preferential tax rates. We do not currently believe that we will be a PFIC in any future year. However, this is not entirely clear and the IRS could take the position that we are a PFIC.

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

Changes to U.S. Tax Legislation could have an adverse impact on us or our shareholders

The U.S. Congress and President Obama have offered from time-to-time proposals intended to eliminate certain perceived tax advantages of companies (including reinsurance companies) that have legal domiciles outside the United States but have certain U.S. connections. President Obama's budget for fiscal year 2017 includes such proposals, including a proposal that would deny a U.S. non-life insurance company a deduction for certain non-taxed reinsurance premiums paid to affiliates. Members of Congress have introduced similar proposals in the past, as well as proposals that, under certain circumstances, would treat a foreign corporation that is primarily managed and controlled in the United States as a U.S. corporation for U.S. federal income tax purposes and have introduced bills relating to tax-haven jurisdictions, cross-border transactions and intangible products. We cannot be certain if, when or in what form any such proposals may be enacted and whether such proposals, if enacted, would have retroactive effect. Enactment of some versions of prior proposed legislation as well as other changes in U.S. tax laws, regulations and interpretations of any tax law changes to address these issues could adversely affect the results of our operations and financial condition and could have a material adverse effect on our business, financial condition or results of operations.

The Organization for Economic Cooperation and Development ("OECD") and the European Union ("EU") are considering measures that might increase our taxes and reduce our net income.

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of preferential tax regimes in countries around the world. In the OECD’s periodic progress reports, Bermuda has not been listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. Bermuda was reported as being largely compliant with the OECD’s international tax standards on transparency and exchange of information in the OECD's 2015 Tax Transparency Report on Progress. We are not able to predict what changes will arise from any proposals introduced in connection with the possible new OECD and EU measures or whether such changes will subject us to additional taxes.

We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our financial condition.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given Blue Capital and its subsidiaries an assurance that if any legislation is enacted in Bermuda that would "impose tax computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition" any such tax will not be applicable to Blue Capital, its subsidiaries or any of their respective operations, shares or other obligations until March 31, 2035. It is possible that after March 31, 2035 we may be subject to Bermuda taxes.

Item 1B.      Unresolved Staff Comments

As of the date of this report, we had no unresolved comments from the SEC regarding our periodic or current reports under the Exchange Act.

Item 2.         Properties

The Company leases office space from Endurance in Pembroke, Bermuda, through the Administrative Services Agreement.

Item 3.         Legal Proceedings

We may be party to various legal proceedings generally arising in the ordinary course of our business. Pursuant to our reinsurance agreements, disputes are generally required to be finally settled by arbitration.  Currently, there is no litigation pending or, to the knowledge of management, contemplated against us or any of our officers or directors in their capacity as such.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Shares are listed on the New York Stock Exchange under the symbol BCRH and the Bermuda Stock Exchange under the symbol BCRH.BH.  The quarterly range of the high and low New York Stock Exchange closing prices for our Common Shares during the most recent two fiscal years were as follows:

	High	Low

2015
Fourth quarter	$17.81	$17.00
Third quarter	18.00	16.06
Second quarter	18.09	17.11
First quarter	18.25	16.96
2014
Fourth quarter	$17.97	$16.63
Third quarter	20.05	17.50
Second quarter	19.89	17.25
First quarter	21.02	16.46

Registered Holders of Common Shares

As of March 7, 2016, we had 2 registered holders of Common Shares.

Dividends Declared on Common Shares

During 2015 and 2014 we declared and paid quarterly dividends of $0.30 per Common Share during each of the first three quarters. On February 3, 2016, we announced a fourth "special" dividend with respect to 2015 of $1.24 per Common Share, which is payable on March 15, 2016 to all shareholders of record on February 29, 2016. The aggregate dollar value of all dividends declared with respect to 2015 (which totaled $18.7 million) represented 90.4% of our Distributable Income for the year. On February 9, 2015, we announced a fourth "special" dividend with respect to 2014 of $0.66 per Common Share, which was paid on March 13, 2015 to all shareholders of record on February 27, 2015. The aggregate dollar value of all dividends declared with respect to 2014 (which totaled $13.7 million) represented 90.4% of our Distributable Income for the year.  See "Executive Overview" contained in Item 7 herein.

There are restrictions on the payment of dividends to the Company from its regulated operating companies as described under "Regulation and Capital Requirements." Any future determination to pay dividends to holders of Common Shares will, however, be at the discretion of the Board and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, legal, tax, regulatory and contractual restrictions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2015, with respect to our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	9,799	—	75,366

(1)   The Company’s 2013 Long-Term Incentive Plan (the "2013 LTIP"), which was adopted by the Board on September 27, 2013, permits the issuance of up to one percent of the aggregate Common Shares outstanding (at the time of grant) to the Company’s directors, future employees and consultants.

Incentive awards that may be granted under the 2013 LTIP include restricted share units ("RSUs"), restricted Common Shares, incentive share options (on a limited basis), non-qualified share options, share appreciation rights, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based and equity-related awards.

As of December 31, 2015, there were 9,799 RSUs outstanding under the 2013 LTIP.  These RSUs were granted to our directors in 2015 and 2014 and vest in three equal annual installments based on continuous service, payable in Common Shares at the time of vesting.

Performance Graph

The following graph shows the cumulative total return for a shareholder who invested $100 in Common Shares as of November 6, 2013 (the date our common shares commenced trading), assuming reinvestment of dividends and distributions.  Cumulative returns for the same period are also shown for the Standard & Poor’s 500 Index ("S&P 500") and the Standard & Poor’s 500 Property & Casualty Insurance Index ("S&P 500 P&C") for comparison.

The Company’s comparative return assumes the initial value of our Common Shares on November 6, 2013 (the date our Common Shares commenced trading) was the closing price on that day of $18.90 per share and not the IPO price of $20.00 per share.

The returns presented below are based on historical results and are not intended to suggest future performance.

		Period ending:
	November 6,	December 31,	December 31,	December 31,
Company/Index	2013	2013	2014	2015
Blue Capital Reinsurance Holdings Ltd. Common Shares	$100	$97	$99	$104
S&P 500	100	106	120	122
S&P 500 P&C	100	106	122	134

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

Issuer Purchases of Common Shares

The Company did not repurchase any Common Shares during the three month period ended December 31, 2015.

Item 6.         Selected Financial Data

We were incorporated on June 24, 2013 and we commenced our operations on November 12, 2013.  We do not have any operating history prior to 2013.

Selected consolidated statement of operations data, ending consolidated balance sheet data and share data at December 31, 2015, 2014 and 2013, for the years ended December 31, 2015 and 2014, and for the period from June 24, 2013 to December 31, 2013 follows. These historical results are not necessarily indicative of results to be expected from any future period.

(Millions, except per share amounts)	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from June 24, 2013 to December 31, 2013
Statements of Operations Data:
Revenues (a)	$38.1	$44.6	$—
Expenses (b)	(17.4)	(29.5)	(0.7)
Net income (loss) and comprehensive income (loss)	$20.7	$15.1	$(0.7)
Balance Sheet Data:
Total assets	$217.6	$201.3	$175.5
Loss and LAE reserves	4.0	7.9	—
Debt (c)	13.0	8.0	—
Total liabilities	30.0	20.8	2.2
Total shareholders’ equity	187.6	180.5	173.3
Amounts per Common Share:
Fully converted book value (d)	$21.41	$20.62	$19.80
Basic and diluted earnings (loss)	2.36	1.72	(0.31)
Dividends declared (e)	1.56	0.90	—

(a)         We earned no revenues during 2013, primarily because the completion of the IPO occurred subsequent to the key 2013 renewal periods for the reinsurance industry.

(b)         We incurred no expenses in 2013 other than $0.7 million of general and administrative expenses during the period from June 24, 2013 to December 31, 2013.

(c)          Represents short-term borrowings under the Credit Agreement.

(d)         See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 herein for a description and computation of our fully converted book value per Common Share ("FCBVPS").

(e)         During 2015 we declared and paid quarterly cash dividends of $0.30 per Common Share and RSU during each of the first three quarters of the year. In addition, in the first quarter of 2015 we declared a "special" cash dividend of $0.66 per Common Share and RSU with respect to the 2014 fiscal year. During 2014 we declared and paid quarterly cash dividends of $0.30 per Common Share and RSU during each of the first three quarters of the year. During 2013 we did not declare any dividends per Common Share.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2015, 2014 and the period from June 24, 2013 to December 31, 2013, and our financial condition as of December 31, 2015 and 2014. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere in this report.

This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations.  These statements are based upon current plans, estimates and projections.  Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors.  See "Forward Looking Statements" appearing at the beginning of this report and "Risk Factors" contained in Item 1A herein.

Overview

Summary Financial Results

Year Ended December 31, 2015

We ended 2015 with a FCBVPS of $21.41, an increase of 11.4% for the year after taking into account dividends declared on Common Shares and RSUs during the year.  Our net income for 2015 was $20.7 million, which included $2.6 million of loss and LAE. Our 2015 GAAP combined ratio was 45.3% .

Year Ended December 31, 2014

We ended 2014 with a FCBVPS of $20.62, an increase of 8.7% for the year after taking into account dividends declared on Common Shares and RSUs during the year.  Our net income for 2014 was $15.1 million, which included $17.1 million of loss and LAE, nearly all of which represented net losses from U.S. and European wind and hail events. Our 2014 GAAP combined ratio was 67.2% .

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

Book Value Per Common Share

The following table presents our computations of book value per Common Share ("BVPS") and FCBVPS as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Book value numerator (in millions):
[A] Shareholders’ Equity	$187.6	$180.5
Book value denominators (in thousands):
[B] Common Shares outstanding	8,752	8,750
RSUs outstanding	10	7
[C] Common Shares and RSUs outstanding	8,762	8,757
BVPS [A] / [B]	$21.44	$20.63
FCBVPS [A] / [C]	$21.41	$20.62
Increase (decrease) in FCBVPS:
From December 31, 2014 (1)	11.4%
From December 31, 2013 (2)		8.7%

(1)   Computed as the change in FCBVPS plus dividends declared on Common Shares and RSUs of $1.56 per share during 2015.

(2)   Computed as the change in FCBVPS plus dividends declared on Common Shares and RSUs of $0.90 per share during 2014.

Our computation of FCBVPS and the increase or decrease in FCBVPS are non-GAAP measures that we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Executive Overview

We are a Bermuda exempted limited liability company that, through our subsidiaries, provides collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities.  Our principal objective is to maximize the expected total return for our shareholders, primarily by underwriting a diversified portfolio of short-tail reinsurance contracts and investing in insurance-linked securities with what we believe to be attractive risk and return characteristics. We provide our shareholders with the opportunity to own an alternative asset class whose returns we believe have historically been largely uncorrelated to those of other asset classes, such as global equities, bonds and hedge funds.

During 2015, our second full year of operations, we generated $20.7 million of net income and achieved an 11.4% increase in our FCBVPS for the year after taking into account dividends declared on Common Shares and RSUs.

During 2015 we declared and paid quarterly dividends of $0.30 per Common Share and RSU during each of the first three quarters and, on February 3, 2016, we announced a fourth "special" dividend with respect to 2015 of $1.24 per Common Share and RSU, which is payable on March 15, 2016 to all shareholders of record on February 29, 2016. The aggregate dollar value of all dividends declared with respect to 2016, which totaled $18.7 million, represented 90.4% of our Distributable Income for the year.

Looking ahead to 2016, we expect to experience continued competition on renewals, due to relatively light industry catastrophe losses experienced over the past several quarters.

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

The following discussion should be read in conjunction with the "Risk Factors" contained in Item 1A herein, in particular the risk factor entitled "Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties."

Exposure Management

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones. Our January 1, 2016 projected net exposures by zone were in compliance with our underwriting guidelines. Namely, our projected net exposure to any one zone was below 50% of our shareholders’ equity at December 31, 2015.

These broadly defined major catastrophe zones are defined as follows:

North America:	Europe:	Rest of World:

U.S. - Northeast	Western Central Europe(1)	Australia
U.S. - Mid-Atlantic	Eastern Europe	New Zealand
U.S. - Florida	Southern Europe	Japan
U.S. - Gulf	Northern Europe, Benelux	South America
U.S. - New Madrid	and Scandinavia	Middle East
U.S. - Midwest	U.K. and Ireland
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

The table that follows details our projected net impact from single event losses as of January 1, 2016 for selected zones at specified return periods. It is important to note that each catastrophe model we use contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Since the Manager utilizes a combination of third-party models, its own proprietary models and underwriting judgment to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the table below:

Net Impact From Single Event Losses at Specified Return Periods

	Net Impact (Millions)	Return Period (1)	Percentage of December 31, 2015 Shareholders’ Equity
U.S. - Florida hurricane	$61	1 in 100 year	33%
Japan earthquake	32	1 in 250 year	17%
California earthquake	29	1 in 250 year	15%
All other zones			less than 15%

(1)   A "100-year" return period can also be referred to as the 1.0% occurrence exceedance probability ("OEP"), meaning there is an estimated 1.0% chance in any given year that this level will be exceeded.  A "250-year" return period can also be referred to as the 0.4% OEP, meaning there is an estimated 0.4% chance in any given year that this level will be exceeded.

Our January 1, 2016 projected single event loss exposures were within our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our shareholders’ equity at December 31, 2015, and the projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our shareholders’ equity at December 31, 2015.

 Our projections of the net impact from single event losses may vary considerably within a particular territory depending on the specific characteristics of the event.

Given the limited availability of reliable historical data, there is a great deal of uncertainty with regard to the accuracy of any catastrophe model, especially when contemplating longer return periods.

Our single event loss estimates represent snapshots as of January 1, 2016.  The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, losses incurred, the expiration of existing policies, and changes in our ceded reinsurance and derivative protections.

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

Subsidiaries of Endurance manage our reinsurance underwriting decisions and provide us with the services of our CEO and our CFO. Through this relationship, we leverage Endurance’s reinsurance underwriting expertise and infrastructure to conduct our business.

Our consolidated results of operations for the years ended December 31, 2015 and 2014 and the period from June 24, 2013 to December 31, 2013 were as follows:

($ in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Period From June 24, 2013 to December 31, 2013
Revenues
Reinsurance premiums written	$38.6	$45.0	$—
Change in net unearned reinsurance premiums	(0.3)	(1.1)	—
Net reinsurance premiums earned	38.3	43.9	—
Net (loss) income from derivative instruments	(0.2)	0.7	—
Total revenues	38.1	44.6	—
Expenses
Underwriting expenses:
Loss and LAE	2.6	17.1	—
Reinsurance acquisition costs	8.6	7.7	—
General and administrative expenses	6.1	4.7	0.7
Non-underwriting expenses:
Interest expense	0.1	—	—
Total expenses	17.4	29.5	0.7
Net income (loss) and comprehensive income (loss)	$20.7	$15.1	$(0.7)

Loss and LAE ratio	6.9%	39.0%	—%
Acquisition cost ratio	22.4%	17.5%	—%
General and administrative expense ratio	16.0%	10.7%	—%
GAAP combined ratio	45.3%	67.2%	—%

Note: For the period from June 24, 2013 (the date of our formation) to December 31, 2013, we had no revenues.

Reinsurance Premiums Written and Earned

During 2015 and 2014, we wrote $38.6 million and $45.0 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written in 2015, compared to 2014 was primarily the result of rate decreases experienced on our 2015 year-to-date premium writings, as compared to the rates we experienced on our 2014 premium writings. See "Reinsurance Premiums and Acquisition Costs"  in Note 1 of the Notes to Consolidated Financial Statements.

During 2015 and 2014 we earned $38.3 million and $43.9 million of reinsurance premiums, respectively. Our reinsurance premiums earned are primarily a function of the amount and timing of reinsurance premiums previously written.

Our reinsurance premiums written and earned during 2015 and 2014 included less than $0.1 million and $0.3 million, respectively of reinstatement premiums.

We did not write or earn any reinsurance premiums during 2013.

Net Income From Derivative Instruments

During 2015, our in-force derivative contracts included the 2015 Inward ILW Swap and the 2015 Outward ILW Swap. During 2014, our in-force derivative contracts included the 2013 Inward ILW Swap and the 2014 Outward ILW Swap. Through

2015 and 2014, we were not aware of any industry loss events occurring that would have triggered a payment obligation, or receipt, under any of these derivative instruments.

During the year ended December 31, 2015, we recognized $0.2 million of net loss from derivative instruments. During the year ended December 31, 2014, we recognized $0.7 million of net income from derivative instruments.

See Note 4 of the Notes to the Consolidated Financial Statements.

We did not derive any net income from derivative instruments during 2013.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
($ in millions)	2015	2014
Loss and LAE incurred - current year	$3.2	$17.1
Loss and LAE incurred - prior year	(0.6)	—
Total loss and LAE incurred	$2.6	$17.1
Loss and LAE ratio	6.9%	39.0%

 During 2015 we established $2.6 million of loss and LAE reserves for estimated losses incurred during the year, reflected as a combination of case and incurred but not reported ("IBNR") reserves. There were no individually significant known loss events that impacted us during the 2015 period.  In addition, during the year ended December 31, 2015, we recognized $0.6 million of net favorable loss and LAE reserve development for estimated losses incurred during 2014. The prior year loss and LAE development we recognized during 2015 was primarily the result of new or revised loss information received from our cedants.

During 2014 we incurred $17.1 million of losses and LAE, nearly all of which represented losses in connection with 2014 U.S. and European wind and hail events.

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

	Year Ended December 31,
($ in millions)	2015	2014
Commissions, brokerage costs, fronting fees and other	$6.5	$6.5
Profit commissions	2.1	1.2
Total reinsurance acquisition costs	$8.6	$7.7
Reinsurance acquisition cost ratio	22.4%	17.5%

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs increased as a proportion of earned reinsurance premiums during 2015 versus 2014, primarily reflecting an increase in fronting fees resulting from a higher portion of fronted premiums assumed during the current year. Our profit commissions incurred, which fluctuate based on our loss experience, added a further 5.4 and 2.7 percentage points to our reinsurance acquisition cost ratios for the years ended December 31, 2015 and 2014.

We did not incur any reinsurance acquisition costs during 2013.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2015 and 2014 and for the period from June 24, 2013 to December 31, 2013.

($ in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Period From June 24, 2013 to December 31, 2013
Investment Management Agreement fees	$2.7	$2.7	$0.4
Administrative Services Agreement fees	0.6	0.6	0.1
Underwriting and Insurance Management Agreement fees	1.3	—	—
Credit Agreement structuring and facility fees	0.1	0.1	—
Public company expenses	1.4	1.3	0.2
Total general and administrative expenses	$6.1	$4.7	$0.7
General and administrative expense ratio	16.0%	10.7%

See Note 11 of the Notes to Consolidated Financial Statements for detailed information regarding the nature of the expenses that we incur pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement.

The expenses we have incurred pursuant to the Investment Management Agreement, the Administrative Services Agreement and the Credit Agreement have remained consistent in 2015 and 2014.  During 2015 we incurred $1.3 million of performance fees pursuant to the Underwriting and Insurance Management Agreement which reflects: (i) significantly better underwriting results during 2015 compared to 2014; and (ii) the elimination of a prior period deficit in the rolling high water mark associated with the computation of performance fees payable to the Manager.

Our public company expenses incurred during the years presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company. The modest increase in these expenses during the year ended December 31, 2015, versus those of 2014, is due primarily to an increase in legal and professional fees in connection with the May 2015 amendment and renewal of the Credit Agreement.

We incurred lower general and administrative expenses in 2013 prior to commencing full operational activity.

Interest Expense

On May 1, 2015, we renewed the Credit Agreement which permits us to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. As of December 31, 2015 and 2014, we had $13.0 million and $8.0 million of outstanding borrowings under the Credit Agreement, respectively.

During 2015 and 2014, we incurred interest expense on our borrowings under the Credit Agreement of $0.1 million and of less than $0.1 million, respectively.

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

As of December 31, 2015 and 2014, we held $6.1 million and $11.5 million of cash and cash equivalents of which: (i) $5.1 million and $10.0 million was pledged to trust accounts established for the benefit of third parties; (ii) less than $0.1 million and $0.4 million was pledged to trust accounts established for the benefit of Blue Water Re (in support of the BW Retrocessional Agreement); and (iii) $1.0 million and $1.1 million represented unencumbered cash on hand, respectively.

As of December 31, 2015, we had $13.0 million of outstanding borrowings under the Credit Agreement which were subject to annual interest rates ranging between 1.32% and 1.48%. See Contractual Obligations and Commitments below.

As of December 31, 2014, the Company had $8.0 million of outstanding borrowings under the Credit Agreement. Of these borrowings, $4.0 million was repaid on January 26, 2015, and (while outstanding) was subject to an annual interest rate of 1.33%, and $4.0 million remained outstanding throughout 2015 and was subject to annual interest rates ranging between 1.18% and 1.41%. See Note 7 of the Notes to Consolidated Financial Statements.

The Company intends to ultimately repay its outstanding borrowings under the Credit Agreement with funds it expects to receive from Blue Capital Re, which are expected to be made available to Blue Capital Re in the normal course through scheduled releases of funds currently held as collateral.

The Credit Agreement, which expires on April 30, 2016, contains covenants that limit the Company’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.  The Credit Agreement also contains covenants that require: (i) the Company to maintain a debt to total capitalization ratio of less than or equal to 22.5%; (ii) the Company to maintain a consolidated tangible net worth of no less than 70% of its consolidated tangible net worth as of May 2, 2014 (the original closing date of the Credit Agreement);  (iii) Endurance to maintain a debt to total capitalization ratio of less than 35.0%; (iv) Endurance to maintain a consolidated tangible net worth of no less than $1.8 billion; and (v) each of Endurance’s regulated insurance subsidiaries that has a claims paying rating from A.M. Best to maintain a rating of at least "B++." If the Company or Endurance were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against the Company or Endurance.  As of December 31, 2015, the Company and Endurance were in compliance with all of their respective covenants associated with the Credit Agreement.

We intend to renew the Credit Agreement prior to its scheduled expiration in April 2016, and we currently believe that we will be able to do so on similar terms and conditions to those in the existing agreement.

During 2015 we declared and paid quarterly cash dividends of $0.30 per Common Share and RSU during each of the first three quarters of the year. In addition, in the first quarter of 2015 we declared a "special" cash dividend of $0.66 per Common Share and RSU with respect to the 2014 fiscal year. The total amount of dividends paid to holders of Common Shares and RSUs during 2015 was $13.7 million. During 2014 we declared and paid quarterly cash dividends of $0.30 per Common Share and RSU during each of the first three quarters of the year. The total amount of dividends paid to holders of Common Shares and RSUs during 2014 was $7.9 million. During 2013 we did not declare any dividends per Common Share.

On February 3, 2016, the Company declared a fourth "special" dividend of $1.24 per Common Share and RSU, which is payable on March 15, 2016 to holders of record on February 29, 2016.  The total amount of the special dividend to be paid in March 2016 is $10.9 million.  The Company intends to pay the special dividend with funds it expects to receive from Blue Capital Re, which are expected to be made available to Blue Capital Re in the normal course through scheduled releases of funds currently held as collateral.

We intend to distribute a minimum of 90% of annual Distributable Income by continuing to make regular quarterly dividend payments for each of the first three fiscal quarters of each fiscal year, followed by either repurchases of Common Shares or payment of a fourth "special" dividend after the end of our fiscal year.  Any future determination to pay dividends or repurchase Common Shares will remain at the discretion of the Board and will be dependent upon many factors, including: (i) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of our expenses) and capital requirements; (ii) general business conditions, (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; (v) trading price of the Company's Common Shares as compared to the Company's book value per share; and (vi) any other factors that the Board deems relevant. We currently expect that our dividends will be subject to customary dividend tax treatment in the U.S., but if our total dividends paid during any given year exceed our current and accumulated earnings and profits as of the end of such year (determined under U.S. tax principles), a portion of our dividends paid in that year will be treated: (i) first, as a nontaxable return of capital, to the extent of a shareholder’s tax basis in Common Shares (on a dollar-for-dollar basis); and (ii) subsequently, as capital gain.

Capital Resources

Our total shareholders’ equity (or total capital) was $187.6 million and $180.5 million at December 31, 2015 and 2014, respectively.  The increase in our total capital during the year ended December 31, 2015 was primarily the result of recording net income of $20.7 million and declaring $13.7 million in dividends to holders of Common Shares and RSUs.

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

Contractual Obligations and Commitments

As of December 31, 2015, the Company had $13.0 million of outstanding borrowings under the Credit Agreement. Of these borrowings, $4.0 million was repaid on February 2, 2016, $5.0 million was repaid on February 22, 2016 and $4.0 million must be repaid or extended, in the form of a new borrowing, no later than March 11, 2016.

The Company's contractual obligations as of December 31, 2015 are summarized as follows:

	Payments due by period
($ in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Loss and loss adjustment expense reserves	$4.0	$3.2	$0.6	$0.1	$0.1
Borrowings under the Credit Agreement	13.0	13.0	—	—	—
Total	$17.0	$16.2	$0.6	$0.1	$0.1

The Company expects to fund the obligations noted in the table above through scheduled releases of funds currently held as collateral.

The Company and its operating subsidiaries have entered into the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement with the Manager.

A summary of our obligations pursuant to each of these agreements follows:

Investment Management Agreement.  Pursuant to the Investment Management Agreement, we are obligated to pay the Manager a management fee (the "Management Fee") equal to 1.5% of our average total shareholders’ equity (as defined in the Investment Management Agreement) per annum, calculated and payable in arrears in cash each quarter (or part thereof) that the Investment Management Agreement is in effect.

As of December 31, 2015, our total shareholders’ equity was $187.6 million.  Assuming that our average total shareholders’ equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $2.8 million per year pursuant to this agreement.

Underwriting and Insurance Management Agreement.  Pursuant to the Underwriting and Insurance Management Agreement, we are obligated to pay the Manager a performance fee (the "Performance Fee") which is equal to 20% of our pre-tax, pre-Performance Fee income over a hurdle amount (as defined in the Underwriting and Insurance Management Agreement) and payable in arrears in cash each quarter (or part thereof) that such agreement is in effect.

Since the Underwriting and Insurance Management Agreement is dependent on our future performance, we are unable to determine the amount of Performance Fees we would expect to pay the Manager in future periods pursuant to this agreement. To date, we have incurred $1.3 million in Performance Fees pursuant to this agreement.

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

As of December 31, 2015, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $9.4 million.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at December 31, 2015 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Regulation and Capital Requirements

The Company and its subsidiaries are subject to regulation and capital requirements established by supervisors in multiple jurisdictions.  See Note 10 of the Notes to Consolidated Financial Statements for detailed information concerning our regulatory and capital requirements.

Off-Balance Sheet Arrangements

As of December 31, 2015, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

($ in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Period From June 24, 2013 to December 31, 2013
Net cash provided from (used for) operating activities	$3.3	$(162.4)	$(0.2)
Net cash (used for) provided from financing activities	(8.7)	0.1	174.0
Net (decrease) increase in cash and cash equivalents	(5.4)	(162.3)	173.8
Cash and cash equivalents, beginning of year	11.5	173.8	—
Cash and cash equivalents, end of year	$6.1	$11.5	$173.8

We experienced a net (decrease) increase in our cash and cash equivalents of $(5.4) million, $(162.3) million and $173.8 million during 2015, 2014 and 2013 respectively.

During the year ended December 31, 2015 the modest increase in cash from operating activities was generated by net operating profits and the decrease in cash from financing activities was from the payment of dividends partially offset by increased borrowings under the Credit Agreement.

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

Our loss and LAE reserves are comprised of case reserves, which are based on claims that have been reported to us, and IBNR reserves, which represent a provision for claims that have been incurred but not yet reported, as well as future loss development on losses already reported, in excess of the case reserves.

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

The two primary bases we use for estimating the ultimate loss associated with a large event are: (i) actual and precautionary claims advice received from the cedant; and (ii) the nature and extent of the impact the event is estimated to have on the industry as a whole and the affected underlying contracts. Immediately after a loss event, the estimated industry market loss is the primary driver of our ultimate loss from such event. In order to estimate the nature and extent of the event, we rely on output provided by commercially available catastrophe models, as well as proprietary models developed by Endurance and utilized by the Manager. The exposure of each cedant potentially affected by the event is analyzed on the basis of this output. As the amount of information received from cedants increases during the period following an event, so does our reliance on this information.

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

Since we rely on ceding company estimates of case and IBNR reserves in the process of establishing our own loss and LAE reserves, we maintain certain procedures designed to mitigate the risk that this information is incomplete or inaccurate. These procedures may include: (i) ceding company audits to facilitate loss reporting and identify inaccurate or incomplete claim reporting; and (ii) underwriting reviews to ascertain that the losses ceded are covered as provided under the contract terms. We also utilize catastrophe model outputs and industry market share information to evaluate the reasonableness of reported losses, which are also compared to loss reports received from other cedants. These procedures are incorporated in our internal control processes on an ongoing basis and are regularly evaluated and amended as market conditions, risk factors and unanticipated areas of exposure develop.

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

We have determined that our best estimates for our gross and net loss and LAE reserves at December 31, 2015 and 2014 were $4.0 million and $7.9 million respectively. The following table summarizes the composition of these reserves at December 31, 2015 and 2014:

	December 31,
($ in millions)	2015	2014
Gross and net IBNR	$2.3	$4.6
Gross and net Case Reserves	1.7	3.3
Gross and net unpaid loss and LAE reserves	$4.0	$7.9

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

The following table represents the development of the GAAP balance sheet loss and LAE reserves for 2014 through December 31, 2015. This table does not present accident or policy year development data. The top line of the table shows the loss and LAE reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of loss and LAE reserves arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy" represents the aggregate change to date from the original estimate. The table also shows the cumulative paid amounts as of successive years with respect to the reserve liability. Development in each column is shown relative to the GAAP reserves held at the original year end.

	December 31,
($ in millions)	2014	2015
Loss and LAE reserves	$7.9	$2.0
Reserve estimated as of:
1 year later	7.3	—
Cumulative redundancy	0.6	—
Cumulative paid losses:
1 year later	5.3	—

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

All of our reinsurance contracts are currently being written on a losses-occurring basis, which means that all loss events occurring during the period of the contract are covered, regardless of the inception dates of the underlying policies. Any loss events occurring after the expiration of a losses-occurring contract are not covered.

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

Some of our reinsurance contracts may include contract terms that require an automatic reinstatement of coverage in the event of a loss. Reinstatement premiums are fully earned or expensed as applicable when a triggering loss event occurs and losses are recorded. We record reinstatement premiums on a basis consistent with our estimates of losses and LAE. During 2015 and 2014 we recorded net written and earned reinstatement premiums totaling less than $0.1 million and $0.3 million, respectively.

We routinely review the creditworthiness of our cedants on the basis of our market knowledge, the cedant’s current financial strength ratings, the timeliness of cedants’ past payments and the status of current balances owing. Based on our reviews, we have determined that we did not require an allowance for uncollectible reinsurance premiums receivable as of 2015 and 2014.

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

We will continue to be an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the date of the IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a "large accelerated filer," as defined under the Exchange Act.

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

Natural Catastrophe Risk

We have exposure to natural catastrophes around the world. We manage our exposure to catastrophes using a combination of industry third-party models, Endurance's and our Manager's proprietary models, underwriting judgment and purchases of outwards reinsurance and/or derivative instruments.

The Manager’s multi-tiered risk management approach focuses on tracking exposed contract limits and estimating the potential impact of a single event. See "Natural Catastrophe Risk Management" contained in Item 7 herein.

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

We underwrite reinsurance business through independent brokers. Credit risk exists to the extent that one or more of these brokers are unable to fulfill their contractual obligations to us. For example, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to us for those amounts, whether or not we have actually received them. Additionally, we are required to pay amounts owed on claims under policies to brokers, and these brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we might remain liable to the ceding company for the deficiency. In addition, we have credit exposure to Endurance and its brokers or to other third-parties through any fronting agreements into which we may enter.

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

Item 8.               Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 74 of this report.

Item 9.               Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.
The management of Blue Capital Reinsurance Holdings Ltd. (the "Company") is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). This internal control provides monitoring mechanisms, and actions are taken to correct deficiencies identified.
There are inherent limitations in any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, controls may become inadequate or the degree of compliance with policies or procedures may deteriorate over time.
Management assessed the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2015, the Company maintained effective internal control over financial reporting.

This Annual Report on Form 10-K does not include an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley due to provisions contained in the JOBS Act that, among other things, reduce certain reporting requirements for emerging growth companies.

There have been no changes in our internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Reported under the captions "Directors, Executive Officers and Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s 2016 Proxy Statement, herein incorporated by reference.

The Company’s Code of Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.bcapre.bm and is included as Exhibit 14 to this report. The Company’s Code of Conduct and Ethics is also available in print free of charge to any shareholder upon request.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board since the IPO. The procedures for shareholders to nominate directors are reported under the caption "The Board and Committees - Shareholder Recommendations" in the Company’s 2016 Proxy Statement, herein incorporated by reference.

Item 11.        Executive Compensation

Reported under the caption "Executive Compensation" in the Company’s 2016 Proxy Statement, herein incorporated by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Reported under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Company’s 2016 Proxy Statement, herein incorporated by reference and "Securities Authorized for Issuance Under Equity Compensation Plans" contained in Item 5 herein.

Item 13.        Certain Relationships and Related Transactions and Director Independence

Reported under the captions "Certain Relationships and Related Transactions" and "The Board and Committees" in the Company’s 2016 Proxy Statement, herein incorporated by reference.

Item 14.        Principal Accountant Fees and Services

Reported under the caption "Appointment of Independent Auditor" in the Company’s 2016 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)                   Documents Filed as Part of the Report

The consolidated financial statements, financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 74 of this report. A listing of all exhibits filed as part of the report appears on pages 70 through 72 of this report.

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

10.2	Investment Management Agreement dated November 12, 2013, between the Company and the Manager (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 12, 2013).

10.3
Amended and Restated Administrative Services Agreement dated November 13, 2014, between the Company and the Manager (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 14, 2014).

10.4	Trademark License Agreement dated November 12, 2013, between the Company and Montpelier (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 12, 2013).

10.5	Shareholder and Registration Rights Agreement dated November 12, 2013 (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on November 12, 2013).

10.6	Retrocession Agreement dated December 31, 2013, between Blue Capital Re and Blue Water Re (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 6, 2014).

10.7	The Company’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Registration No. 333-191586). (**)

10.8
Form of 2014 Director Restricted Share Unit Award Agreement under the Company’s 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2014). (**)

10.9	Form of 2015 Restricted Share Unit Award Agreement under the 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 30, 2015). (**)

10.10
Credit Agreement dated as of May 2, 2014, among the Company (as Borrower), the Guarantors party thereto (as Guarantors), Royal Bank of Canada (as Administrative Agent), RBC Capital Markets (as Arranger) and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 5, 2014).

10.11
Guarantee Agreement dated as of May 2, 2014, among Montpelier, and the other Guarantors party thereto and Royal Bank of Canada (as Administrative Agent) (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 5, 2014).

10.12	First Amendment to the Credit Agreement among the Company, Montpelier and Royal Bank of Canada. (incorporated herein by reference to Exhibit 10 to the Company’s Form 10-Q filed on May 4, 2015).

10.13	Guarantee Agreement Supplement dated July 31, 2015 by and between Endurance and the Company. (*)

10.14	Accession Agreement dated July 31, 2015 by and between Endurance and the Company. (*)

10.15	Letter dated December 23, 2015 by and among Michael McGuire, Endurance and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 23, 2015). (**)

10.16	Letter dated December 23, 2015 by and among Adam Szakmary, Endurance and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 23, 2015). (**)

11	Computation of Per Share Earnings (included in Note 6 of the Notes to Consolidated Financial Statements). (*)

14	Code of Ethics. (*)

21	Subsidiaries of the Registrant. (*)

23.1	Consent of Ernst & Young Ltd. (*)

23.2	Consent of PricewaterhouseCoopers Ltd. (*)

24	Power of Attorney (included as part of Signatures page.) (*)
** Indicates a management contract or compensatory plan or arrangement

Exhibit Number	Description of Document
31.1	Certification of Adam Szakmary, CEO of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Greg A Garside, CFO of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of Adam Szakmary and Greg A Garside, CEO and CFO, respectively, of the Company, pursuant to 18 U.S.C. Section 1350. (*)

101
The following materials from the Company’s Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) the Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2015, 2014 and for the period from June 24, 2013 to December 31, 2013; (iii) the Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2015, 2014 and for the period from June 24, 2013 to December 31, 2013; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2015, 2014 and for the period from June 24, 2013 to December 31, 2013; and (iv) the Notes to the Consolidated Financial Statements. (*)

(c)                   Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 74 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

Date:	March 8, 2016	By:	/s/ GREG A. GARSIDE
Greg A. Garside
Chief Financial Officer

Power of Attorney

KNOW ALL MEN by these presents, that the undersigned does hereby make, constitute and appoint Adam Szakmary, Greg A. Garside and Allison D. Kiene and each of them, as true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution, resubstitution and revocation, for and in the name, place and stead of the undersigned, to execute and deliver the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and any and all amendments thereto; such Form 10-K and each such amendment to be in such form and to contain such terms and provisions as said attorney or substitute shall deem necessary or desirable; giving and granting unto said attorney, or to such person or persons as in any case may be appointed pursuant to the power of substitution herein given, full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or, in the opinion of said attorney or substitute, able to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney or such substitute shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 8th day of March, 2016.

Signature	Title

/s/ ADAM SZAKMARY	President, Chief Executive Officer and Director
Adam Szakmary	(Principal Executive Officer)

/s/ GREG A. GARSIDE	Chief Financial Officer
Greg A. Garside	(Principal Financial Officer and Principal Accounting Officer)

/s/ MICHAEL J. MCGUIRE	Chairman
Michael M. McGuire

/s/ D. ANDREW COOK	Director
D. Andrew Cook

/s/ ERIC LEMIEUX	Director
Eric Lemieux

/s/ JOHN R. WEALE	Director
John R. Weale

Index to Consolidated Financial Statements and Financial Statement Schedules

Form
10-K
page(s)

Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms		F-1

Consolidated Balance Sheets as of December 31, 2015 and 2014		F-3

Consolidated Statements of Operations and Comprehensive Income for the Year Ended December 31, 2015 and 2014 and the Period From June 24, 2013 to December 31, 2013		F-4

Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2015 and 2014		F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2015 and 2014 and the Period From June 24, 2013 to December 31, 2013		F-6

Notes to Consolidated Financial Statements		F-7

Other Financial Information:

Management’s Responsibility For Financial Statements		F-21

Selected Quarterly Financial Data (unaudited)		F-22

Financial Statement Schedules:

	Report of Independent Registered Public Accounting Firm	FS-1

I.	Summary of Investments - Other than Investments in Related Parties	*

II.	Condensed Financial Information of the Registrant	FS-2

III.	Supplementary Insurance Information	FS-4

IV.	Reinsurance	FS-5

V.	Valuation and Qualifying Accounts	*

VI.	Supplemental Information Concerning Property and Casualty Insurance Operations	*

*                 Not required to be filed in accordance with Rule 7-05 of Regulation S-X.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BLUE CAPITAL REINSURANCE HOLDINGS LTD.

We have audited the accompanying consolidated balance sheet of Blue Capital Reinsurance Holdings Ltd. as of December 31, 2015, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Capital Reinsurance Holdings Ltd. at December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda
March 8, 2016

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BLUE CAPITAL REINSURANCE HOLDINGS LTD.

In our opinion, the consolidated balance sheet as of December 31, 2014 and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows for the year ended December 31, 2014 and for the period from June 24, 2013 (inception) to December 31, 2013 present fairly, in all material respects, the financial position of Blue Capital Reinsurance Holdings Ltd. and its subsidiaries at December 31, 2014 and the results of their operations and their cash flows for the year ended December 31, 2014 and for the period from June 24, 2013 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the year ended December 31, 2014 and for the period from June 24, 2013 (inception) to December 31, 2013 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers Ltd.

Hamilton, Bermuda
March 11, 2015

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2015	2014
Assets
Cash and cash equivalents	$6.1	$11.5
Reinsurance premiums receivable	15.9	5.9
Deferred reinsurance acquisition costs	0.1	0.1
Funds held by ceding companies	195.3	183.6
Other assets	0.2	0.2
Total Assets	$217.6	$201.3
Liabilities
Loss and loss adjustment expense reserves	$4.0	$7.9
Unearned reinsurance premiums	1.3	1.1
Debt	13.0	8.0
Reinsurance balances payable	7.6	2.8
Other liabilities (See Note 11)	4.1	1.0
Total Liabilities	30.0	20.8
Commitments and Contingent Liabilities (See Note 12)	—	—
Shareholders’ Equity
Common Shares at $1.00 par value per share - 100,000,000 shares authorized; 8,752,335 (2014: 8,750,000) shares issued and outstanding	8.8	8.8
Additional paid-in capital	165.3	165.2
Retained earnings	13.5	6.5
Total Shareholders’ Equity	187.6	180.5
Total Liabilities and Shareholders’ Equity	$217.6	$201.3

See Notes to Consolidated Financial Statements, including Note 11 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended	Period From June 24, 2013 to
(In millions of U.S. dollars, except per share amounts)	December 31, 2015	December 31, 2014	December 31, 2013
Revenues
Reinsurance premiums written	$38.6	$45.0	$—
Change in net unearned reinsurance premiums	(0.3)	(1.1)	—
Net reinsurance premiums earned	38.3	43.9	—
Net (loss) income from derivative instruments	(0.2)	0.7	—
Total revenues	38.1	44.6	—
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	2.6	17.1	—
Reinsurance acquisition costs	8.6	7.7	—
General and administrative expenses	6.1	4.7	0.7
Non-underwriting expenses:
Interest expenses	0.1	—	—
Total expenses	17.4	29.5	0.7
Net income (loss) and comprehensive income (loss)	$20.7	$15.1	$(0.7)
Per share data:
Basic and diluted earnings (loss) per Common Share	$2.36	$1.72	$(0.31)
Dividends declared per Common Share and RSU	1.56	0.90	—

See Notes to Consolidated Financial Statements, including Note 11 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total shareholders’ equity	Common Shares at par value	Additional paid-in capital	Retained earnings (deficit)
(In millions of U.S. dollars)
Beginning balances at June 24, 2013	$—	$—	$—	$—
Net loss	(0.7)	—	—	(0.7)
Issuances of Common Shares:
In connection with the Company’s initial capitalization	1.0	—	1.0	—
In connection with the IPO	125.0	6.3	118.7	—
In connection with the Private Placement	50.0	2.5	47.5	—
Common Share issuance costs	(7.2)	—	(7.2)	—
Reimbursement of certain Common Share issuance costs (see Note 11)	6.2	—	6.2	—
Repurchase of Common Shares	(1.0)	—	(1.0)	—
Ending balances at December 31, 2013	$173.3	$8.8	$165.2	$(0.7)
Net income	15.1	—	—	15.1
Dividends declared - Common Shares and RSUs	(7.9)	—	—	(7.9)
Ending balances at December 31, 2014	$180.5	$8.8	$165.2	$6.5
Net income	20.7	—	—	20.7
Expense recognized for RSUs	0.1	—	0.1	—
Dividends declared - Common Shares and RSUs	(13.7)	—	—	(13.7)
Ending balances at December 31, 2015	$187.6	$8.8	$165.3	$13.5

See Notes to Consolidated Financial Statements, including Note 11 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Period From June 24, 2013 to
(In millions of U.S. dollars)	December 31, 2015	December 31, 2014	December 31, 2013
Cash flows from operations:
Net income (loss)	$20.7	$15.1	$(0.7)
Charges to reconcile net income (loss) to net cash from operations:
Expense recognized for RSUs	0.1	—	—
Net change in:
Loss and loss adjustment expense reserves	(3.9)	7.9	—
Unearned reinsurance premiums	0.2	1.1	—
Reinsurance balances payable	4.8	2.8	—
Deferred reinsurance acquisition costs	—	(0.1)	—
Reinsurance premiums receivable	(10.0)	(5.9)	—
Funds held by ceding companies	(11.7)	(183.6)	—
Other liabilities	3.1	(1.2)	2.2
Other assets	—	1.5	(1.7)
Net cash and cash equivalents provided from (used for) operations	3.3	(162.4)	(0.2)
Net cash and cash equivalents from investing activities	—	—	—
Cash flows from financing activities:
Net proceeds from the issuance of Common Shares:
In connection with the Company’s initial capitalization	—	—	1.0
In connection with the IPO, net of $7.2 million of Common Share issuance costs	—	—	117.8
In connection with the Private Placement	—	—	50.0
Reimbursement of certain Common Share issuance costs (see Note 11)	—	—	6.2
Repurchase of Common Shares	—	—	(1.0)
Dividends paid - Common Shares and RSUs	(13.7)	(7.9)	—
Borrowings under the Credit Agreement	9.0	8.0	—
Repayment of borrowings under the Credit Agreement	(4.0)	—	—
Net cash and cash equivalents (used for) provided from financing activities	(8.7)	0.1	174.0
Net (decrease) increase in cash and cash equivalents during the period	(5.4)	(162.3)	173.8
Cash and cash equivalents - beginning of period	11.5	173.8	—
Cash and cash equivalents - end of period	$6.1	$11.5	$173.8

See Notes to Consolidated Financial Statements, including Note 11 which describes certain related party transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 1.          Summary of Significant Accounting Policies

Basis of Presentation and Overview

Blue Capital Reinsurance Holdings Ltd. (the "Company" or the "Registrant") is a Bermuda exempted limited liability company that, through its subsidiaries (collectively "Blue Capital"), provides collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. The Company was incorporated under the laws of Bermuda on June 24, 2013, commenced operations on November 12, 2013 and has a limited operating history. The Company’s headquarters and principal executive offices are located at Waterloo House, 100 Pitts Bay Road, Pembroke, Bermuda HM 08, which is also our registered office.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP").  All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues earned and expenses incurred during the period. Actual results could differ materially from those estimates. The significant estimates reflected in the Company’s consolidated financial statements include, but are not limited to, loss and loss adjustment expense ("LAE") reserves and written and earned reinsurance premiums. Certain prior period amounts, all of which are immaterial, have been reclassified to conform to the current period presentation.

On November 5, 2013, the Company’s registration statement on Form S-1 was declared effective, pursuant to which it sold 6,250,000 Common Shares to the public at a price of $20.00 per share (the "IPO").  Concurrent with the IPO, the Company completed a private placement with Montpelier Reinsurance Ltd. ("Montpelier Re"), a wholly-owned subsidiary of Montpelier Re Holdings Ltd. ("Montpelier"), pursuant to which it sold an additional 2,500,000 Common Shares at a price of $20.00 per share (the "Private Placement").  The Company’s total gross proceeds from the IPO and the Private Placement were $175.0 million, and its total net proceeds (expressed after its net expenses associated with the IPO) were $174.0 million.  The Company’s Common Shares began trading on the New York Stock Exchange on November 6, 2013 under the symbol "BCRH" and were subsequently listed on the Bermuda Stock Exchange under the symbol "BCRH.BH."

On March 31, 2015, Endurance Specialty Holdings Ltd. ("Endurance") announced the signing of a definitive agreement and plan of merger (the "Merger Agreement") with Montpelier and Millhill Holdings Ltd., a direct, wholly-owned subsidiary of Endurance ("Merger Sub"), under which Endurance, through Merger Sub, acquired all of the outstanding common shares of Montpelier (the "Merger"). The Merger was completed on July 31, 2015 (the "Closing Date") and on the Closing Date Merger Sub merged into Endurance. Effective on the Closing Date: (i) Endurance became the beneficial owner of 33.3% of the Company’s outstanding Common Shares, representing those Common Shares formerly beneficially owned by Montpelier and its wholly-owned subsidiary Montpelier Re; and (ii) Endurance and its subsidiaries began providing each of the services to Blue Capital that had formerly been provided by Montpelier and its subsidiaries. On December 29, 2015, Montpelier Re was merged into Endurance Specialty Insurance Ltd. ("Endurance Bermuda") and by operation of law Endurance Bermuda became the direct owner of the Company’s Outstanding Common Shares previously held by Montpelier Re. Prior to the Closing Date, Blue Capital leveraged Montpelier and its subsidiaries' reinsurance underwriting expertise and infrastructure to conduct its business. See Note 11.

The Company operates as a single business segment through its wholly-owned subsidiaries: (i) Blue Capital Re Ltd. ("Blue Capital Re"), a Bermuda Class 3A insurer which provides collateralized reinsurance; and (ii) Blue Capital Re ILS Ltd. ("Blue Capital Re ILS"), a Bermuda exempted limited liability company which conducts hedging and other investment activities, including entering into industry loss warranties and related instruments, in support of Blue Capital Re’s operations.

The Company’s business strategy is to build and maintain a diversified portfolio of reinsurance risks that will generate underwriting profits, which it intends principally to distribute to its shareholders through the payment of dividends, with returns commensurate with the amount of risk assumed. The Company seeks to provide its shareholders with the opportunity to own an alternative asset class whose returns are believed to have historically been largely uncorrelated to those of other asset classes, such as global equities and bonds. Subject to the discretion of the Company’s board of directors (the "Board"), the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 1.          Summary of Significant Accounting Policies, cont'd

intends to distribute through dividends or repurchases of Common Shares a minimum of 90% of its annual Distributable Income to its holders of Common Shares and RSUs.

"Distributable Income," a non-GAAP measure, means GAAP net income plus (minus) non-cash expenses (revenues) recorded in net income for the period.  Subject to the discretion of the Board, the Company intends to make regular quarterly dividend payments for each of the first three quarters of each year, followed by Common Share repurchases or a fourth "special" dividend after the end of the year to meet its income distribution target for each calendar year.

Through each of the following roles and relationships, Blue Capital leverages Endurance’s reinsurance underwriting expertise and infrastructure to conduct its business: (i) Blue Capital Management Ltd. (the "Manager"), a wholly-owned subsidiary of Endurance, manages Blue Capital Re’s and Blue Capital Re ILS’ reinsurance underwriting decisions; (ii) Blue Water Re Ltd., Endurance’s wholly-owned special purpose insurance and reinsurance vehicle, is a significant source of reinsurance business for Blue Capital Re; and (iii) certain employees of Endurance also serve as the Company’s Chief Executive Officer (the "CEO"), the Company’s Chief Financial Officer (the "CFO"), and as two of the Company’s five directors, including the role of Chairman of the Board.  Endurance is a publicly traded company listed on the New York Stock Exchange and headquartered in Bermuda. See Note 11.

The Company qualifies as an "emerging growth company" as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As a result, the Company is eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. The Company intends to continue to take advantage of some, but not all, of the exemptions available to emerging growth companies until such time that it is no longer an emerging growth company.  The Company has, however, irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Cash and Cash Equivalents

Blue Capital’s cash and cash equivalents of $6.1 million and $11.5 million at December 31, 2015 and 2014, respectively, consist of cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. For all periods presented, the amortized cost of each of Blue Capital’s cash equivalents approximated their fair value.

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

As of December 31, 2015, Blue Capital had pledged $5.1 million of its cash and cash equivalents to trust accounts established for the benefit of third parties ($5.1 million) and Blue Water Re (less than $0.1 million). As of December 31, 2014, Blue Capital Re and Blue Capital Re ILS had collectively pledged $10.4 million of their cash and cash equivalents to trust accounts established for the benefit of third parties ($10.0 million) and Blue Water Re ($0.4 million). The cash and cash equivalents pledged to Blue Water Re represent funds that have not yet been formally transferred to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement (see below). These amounts are presented on the Company’s Consolidated Balance Sheets as "cash and cash equivalents."

As of December 31, 2015 and 2014, Blue Capital had transferred $195.3 million and $183.6 million of its cash and cash equivalents to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement.  These amounts are presented on the Company’s Consolidated Balance Sheets as "funds held by ceding companies."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 1.          Summary of Significant Accounting Policies, cont'd

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

All of Blue Capital Re’s reinsurance contracts are currently being written on a losses-occurring basis, which means that all loss events occurring during the period of the contract are covered, regardless of the inception dates of the underlying policies. Any loss events occurring after the expiration of a losses-occurring contract are not covered.

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

Reinsurance premiums receivable are recorded at amounts due less any provision for doubtful accounts. As of December 31, 2015 and 2014, Blue Capital Re did not require a provision for doubtful accounts.

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

As of December 31, 2015 and 2014, Blue Capital Re had reinsurance balances payable of $7.6 million and $2.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 1.          Summary of Significant Accounting Policies, cont'd

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

Under Blue Capital Re’s reinsurance security policy, its reinsurers are typically required to be rated "A-" (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. Blue Capital Re also considers reinsurers that are not rated or do not fall within this threshold on a case-by-case basis if collateralized up to policy limits, net of any premiums owed. The Manager will monitor the financial condition and ratings of Blue Capital’s reinsurers on an ongoing basis.

As of December 31, 2015 and 2014, Blue Capital Re had not purchased any reinsurance.

Derivative Instruments

Current accounting guidance requires the recognition of all derivative financial instruments including embedded derivative instruments, as either assets or liabilities in the Consolidated Balance Sheets at fair value.
The Company participates in derivative instruments in the form of industry loss warranty swaps as a way to access certain risks. Derivatives are recorded at fair value with changes in fair value and any gains or losses recognized in net income (loss) from derivative instruments in the Consolidated Statements of Operations and Comprehensive Income.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. ASU 2014-09 also provides guidance on accounting for certain contract costs and will also require new disclosures. ASU 2014-09 was to be effective for public business entities in annual and interim periods beginning after December 15, 2016, however, in July 2015, the FASB decided to defer by one year the effective dates of ASU 2014-09, and as a result, ASU 2014-09 will be effective for public business entities in annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis" ("ASU 2015-02"). Under ASU 2015-02, all legal entities are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 set forth amendments: (1) modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminating the presumption that a general partner should consolidate a limited partnership; (3) affecting the consolidation analysis of reporting entities that are involved with VIEs, particularly those that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 1.          Summary of Significant Accounting Policies, cont'd

have fee arrangements and related party relationships; and (4) providing a scope exception from consolidation guidance for certain reporting entities. ASU 2015-02 is effective for public business entities for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-02 may be applied retrospectively or by using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption. This standard does not impact the Company's Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities in annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-03 should be applied retrospectively, and upon transition, applicable disclosures for a change in accounting principle shall be provided, including the transition method, a description of the prior period information that has been retrospectively adjusted, and the effect of the change on the applicable financial statement line items. This standard does not impact the Company's Consolidated Financial Statements.

In May 2015, the FASB issued ASU 2015-09, "Disclosures about Short-Duration Contracts" ("ASU 2015-09"). The objective of ASU 2015-09 is to make targeted improvements to disclosure requirements for insurance companies that issue short-duration contracts. The guidance requires additional disclosures of claims development tables, frequency of reported claims, and history of claims duration. This information is required to be disaggregated so that useful information is not obscured by either the inclusion of a large amount of insignificant detail, or the aggregation of items that have significantly different characteristics. ASU 2015-09 is effective for public entities for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016. ASU 2015-09 should be applied retrospectively and early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on its Consolidated Financial Statements.

NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re’s loss and LAE reserve movements for the years ended December 31, 2015 and 2014:

	Year Ended	Year Ended
($ in millions)	December 31, 2015	December 31, 2014
Gross and net unpaid loss and LAE reserves - beginning	$7.9	$—
Losses and LAE incurred:
Current year losses	3.2	17.1
Prior year losses	(0.6)	—
Total incurred losses and LAE	2.6	17.1
Losses and LAE paid and approved for payment:
Current year losses	(1.2)	(9.2)
Prior year losses	(5.3)	—
Total losses and LAE paid and approved for payment	(6.5)	(9.2)
Gross and net unpaid loss and LAE reserves - ending	$4.0	$7.9

Loss and LAE reserves are comprised of case reserves (which are based on claims that have been reported) and incurred but not reported ("IBNR") reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and may include a provision for expected future development on existing case reserves). Case reserves are set on the basis of loss reports received from third parties.  IBNR reserves are estimated by management using various actuarial methods as well as a combination of the Manager’s own loss experience, historical industry loss experience and management and the Manager’s professional judgment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 2.          Loss and LAE Reserve Movements, cont'd

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

During 2015, Blue Capital Re’s estimated ultimate loss for prior accident period accident years were reduced by $0.6 million due to claims being settled for less than previously estimated.

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

The following table sets forth a breakdown of Blue Capital’s gross reinsurance premiums written by geographic area of risks insured for the years ended December 31, 2015 and 2014:

	Year Ended		Year Ended
($ in millions)	December 31, 2015		December 31, 2014
Worldwide (1)	$24.1	62%	$30.5	68%
USA:
Nationwide	5.6	15%	4.7	11%
Florida	2.4	6%	3.7	8%
Gulf region	1.7	4%	1.5	3%
California	0.7	2%	1.2	3%
Mid-Atlantic region	0.4	1%	1.0	2%
Midwest region and other	0.6	2%	1.0	2%
Worldwide, excluding U.S.(2)	3.1	8%	1.4	3%
Total gross premiums written	$38.6	100%	$45.0	100%

(1)   "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.

(2)   "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

The following table sets forth a breakdown of Blue Capital’s net reinsurance premiums earned by geographic area of risks insured for the years ended December 31, 2015 and 2014:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 3.          Written and Earned Reinsurance Premiums, cont'd

	Year Ended		Year Ended
($ in millions)	December 31, 2015		December 31, 2014
Worldwide (1)	$24.1	63%	$30.5	69%
USA:
Nationwide	5.6	15%	4.6	11%
Florida	2.3	6%	2.8	7%
Gulf region	1.8	5%	1.4	3%
California	0.7	2%	1.2	3%
Mid-Atlantic region	0.4	1%	1.0	2%
Midwest region and other	0.6	1%	1.0	2%
Worldwide, excluding U.S.(2)	2.8	7%	1.4	3%
Total net premiums earned	$38.3	100%	$43.9	100%

(1)   "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.

(2)   "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

Blue Capital did not write or earn any reinsurance premiums during 2013.

NOTE 4.          Derivative Instruments

Inward Industry Loss Warranty ("ILW") Swaps

 In February 2015, Blue Capital Re ILS entered into an inward ILW swap (the "2015 Inward ILW Swap") with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment received of $0.6 million, Blue Capital Re ILS is required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from February 2015 to February 2016. Blue Capital Re ILS’ maximum payment obligation under the 2015 Inward ILW Swap is $5.2 million. Through December 31, 2015, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the 2015 Inward ILW Swap.

The 2015 Inward ILW Swap is valued on the basis of models developed by the Manager, which represent unobservable (Level 3) inputs.  See Note 1.  As of December 31, 2015, the fair value of the 2015 Inward ILW Swap was $0.1 million, which was recorded as an "other liability" on the Company’s December 31, 2015 Consolidated Balance Sheet.

During the year ended December 31, 2015, Blue Capital Re ILS recognized income from derivative instruments of $0.5 million pursuant to the 2015 Inward ILW Swap.

In December 2013, Blue Capital Re ILS entered into an inward ILW swap (the "2013 Inward ILW Swap") with a third-party under which qualifying loss payments were triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment received of $1.5 million, Blue Capital Re ILS was required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from November 2013 to December 2014. Blue Capital Re ILS’ maximum payment obligation under the 2013 Inward ILW Swap was $10.0 million. During the term of the 2013 Inward ILW Swap, no industry loss event occurred which would have triggered a payment obligation by Blue Capital Re ILS.

The 2013 Inward ILW Swap was valued on the basis of a model developed by the Manager, which represented unobservable (Level 3) inputs.  See Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 4.          Derivative Instruments, cont'd

During the year ended December 31, 2014, Blue Capital Re ILS recognized income from derivative instruments of $1.4 million pursuant to the 2013 Inward ILW Swap.

Outward ILW Swaps

In June 2015, Blue Capital Re ILS entered into an outward ILW swap (the "2015 Outward ILW Swap") with a third-party in order to purchase protection against U.S. wind exposures from June 2015 to December 2015. In return for a fixed payment made of $0.7 million, Blue Capital Re ILS is entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Blue Capital Re ILS under the 2015 Outward ILW Swap is $3.7 million.  Through December 31, 2015, Blue Capital Re ILS was not aware of any industry loss event occurring which would have triggered a recovery under the 2015 Outward ILW Swap.

The 2015 Outward ILW Swap was valued on the basis of a model developed by the Manager, which represented unobservable (Level 3) inputs.  See Note 1.  The 2015 Outward ILW Swap expired in December 2015.

During the year ended December 31, 2015, Blue Capital Re ILS recognized losses from derivative instruments of $0.7 million, pursuant to the 2015 Outward ILW Swap.

In June 2014, Blue Capital Re ILS entered into an outward ILW swap (the "2014 Outward ILW Swap") with a third-party in order to purchase protection against U.S. wind exposures from June 2014 to December 2014. In return for a fixed payment made of $0.7 million, Blue Capital Re ILS was entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Blue Capital Re ILS under the 2014 Outward ILW Swap was $3.7 million. During the term of the 2014 Outward ILW Swap, no industry loss event occurred which would have triggered a recovery by Blue Capital Re ILS.

The 2014 Outward ILW Swap was valued on the basis of a model developed by the Manager, which represented unobservable (Level 3) inputs.  See Note 1.

During the year ended December 31, 2014, Blue Capital Re ILS recognized losses from derivative instruments of $0.7 million pursuant to the 2014 Outward ILW Swap.

NOTE 5.   Shareholders’ Equity

Common Shares

The Company’s share capital consists of Common Shares with a $1.00 par value per share.  Holders of Common Shares are entitled to one vote for each share held, subject to any voting limitations imposed by the Company’s Bye-Laws.  As of December 31, 2015 and 2014, the Company had 8,752,335 and 8,750,000 Common Shares outstanding, respectively.

On June 15, 2015, the Company issued a total of 2,335 Common Shares in satisfaction of vested restricted share unit ("RSU") obligations.  See Note 8.

Dividends to Holders of Common Shares and RSUs

The Company declared and paid quarterly cash dividends of $0.30 per Common Share and RSU during each of the first three quarters of the year ended December 31, 2015.  In addition, in February 2015, the Company declared a special dividend with respect to its 2014 Distributable Income of $0.66 per Common Share and RSU. The total amount of such dividends declared and paid during 2015 was $13.7 million.

The Company declared and paid quarterly cash dividends of $0.30 per Common Share and RSU during each of the first three quarters of the year ended December 31, 2014. The total amount of such dividends declared and paid during 2014 was $7.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 5.   Shareholders’ Equity, cont'd

On February 3, 2016, the Company announced a fourth "special" dividend with respect to its 2015 Distributable Income of $1.24 per Common Share and RSU, which is payable on March 15, 2016 to holders of record on February 29, 2016.

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

Common Share Repurchase Authorization

As of December 31, 2015 the Company had no Common Share repurchase authorization as part of publicly announced plans or programs. The Board of Directors of the Company may in the future authorize a share repurchase program.

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

The following table outlines the Company’s computation of its basic and diluted earnings per Common Share for the years ended December 31, 2015 and 2014, and for the period from June 24, 2013 to December 31, 2013:

($ in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Period From June 24, 2013 to December 31, 2013
Net income (loss)	$20.7	$15.1	$(0.7)
Less: net earnings allocated to participating securities (1)	—	—	—
Earnings (loss) per Common Share numerator	$20.7	$15.1	$(0.7)
Average Common Shares outstanding (in thousands of shares)	8,751	8,750	2,303
Basic and diluted earnings (loss) per Common Share	$2.36	$1.72	$(0.31)

(1)   For all periods presented, the net earnings allocated to participating securities totaled less than $0.1 million.

NOTE 7.          Credit Agreement

On May 1, 2015, the Company renewed its 364-day unsecured credit agreement (the "Credit Agreement") which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes.  Borrowings under the Credit Agreement bear interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points. The Company is also subject to an ongoing annual commitment and guarantor fee of 0.375% of the facility’s total capacity.

Endurance serves as a guarantor of the Company’s obligations under the Credit Agreement and receives an annual guarantee fee from the Company equal to 0.125% of the facility’s total capacity.  See Note 11.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

 NOTE 7.          Credit Agreement, cont'd

As of December 31, 2015 and 2014, the Company had $13.0 million and $8.0 million of outstanding borrowings, respectively, under the Credit Agreement. With respect to the Company’s outstanding borrowings at December 31, 2015, $4.0 million was repaid on February 2, 2016 and was subject to an annual interest rate of 1.33%, $5.0 million was repaid on February 22, 2016 and was subject to an annual interest rate of 1.48% and $4.0 million must be repaid or extended, in the form of a new borrowing, no later than March 11, 2016 and is subject to an annual interest rate of 1.51%.

During the years ended December 31, 2015 and 2014, the Company paid interest on its borrowings under the Credit Agreement of $0.1 million and less than $0.1 million, respectively.

During the years ended December 31, 2015 and 2014, the Company incurred $0.1 million and $0.1 million, respectively, in facility and structuring fees in connection with the Credit Agreement. These fees are included within ''general and administrative expenses'' in the Company's Consolidated Statements of Operations and Comprehensive Income.

The Credit Agreement, which expires on April 30, 2016, contains covenants that limit the Company’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.  The Credit Agreement also contains covenants that require: (i) the Company to maintain a debt to total capitalization ratio of less than or equal to 22.5%; (ii) the Company to maintain a consolidated tangible net worth of no less than 70% of its consolidated tangible net worth as of May 2, 2014 (the original closing date of the Credit Agreement); (iii) Endurance to maintain a debt to total capitalization ratio of less than 35.0%; (iv) Endurance to maintain a consolidated tangible net worth of no less than $1.8 billion; and (v) each of Endurance’s regulated insurance subsidiaries that has a claims paying rating from A.M. Best to maintain a rating of at least "B++." If the Company or Endurance were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against the Company or Endurance.  As of December 31, 2015, the Company and Endurance were in compliance with all of their respective covenants associated with the Credit Agreement.

NOTE 8.   Share-Based Compensation

The Company’s 2013 Long-Term Incentive Plan (the "2013 LTIP"), which was adopted by the Board in September 2013, permits the issuance of up to one percent of the aggregate Common Shares outstanding to participants. Incentive awards that may be granted under the 2013 LTIP include RSUs, restricted Common Shares, incentive share options (on a limited basis), non-qualified share options, share appreciation rights, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based and equity-related awards.

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

During 2015, the Company awarded a total of 9,800 RSUs (the "2015 RSUs") to its directors. The 2015 RSUs earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the 2015 RSUs was $0.2 million. In determining the grant date fair value associated with the 2015 RSUs, the Company assumed a forfeiture rate of zero. The forfeiture assumption associated with the 2015 RSUs may be adjusted, if necessary, based on future experience.

During 2014, the Company awarded a total of 7,000 RSUs (the "2014 RSUs") to its directors. The 2014 RSUs earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the 2014 RSUs was $0.1 million. In determining the grant date fair value associated with the 2014 RSUs, the Company assumed a forfeiture

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 8.   Share-Based Compensation, cont'd

rate of zero. The forfeiture assumption associated with the 2014 RSUs may be adjusted, if necessary, based on future experience.

On June 15, 2015, a total of 2,335 of the 2014 RSUs vested at an aggregate fair value of less than $0.1 million.  See Note 5.

During the year ended December 31, 2015, Messrs. Christopher Harris, the Company’s former Chairman, and William Pollett, a former director and the Company’s former CEO, each resigned from all of their positions with the Company and Montpelier following the Merger (the "Resignations"). In connection with the Resignations, Messrs. Harris and Pollett collectively forfeited a total of 4,666 unvested RSUs.

During the years ended December 31, 2015 and 2014, the Company recognized $0.1 million and less than $0.1 million of RSU expense, respectively.  The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $0.1 million during 2016 and less than $0.1 million during each of 2017 and 2018.

As of December 31, 2015 and 2014, there were 9,799 and 7,000 RSUs outstanding under the 2013 LTIP, respectively.

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

NOTE 10.   Regulation and Capital Requirements

Blue Capital Re is registered under The Insurance Act 1978 of Bermuda and related regulations, as amended (the "Insurance Act"), as a Class 3A insurer.  Class 3A insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements.  As a result of the approvals received from the Bermuda Monetary Authority (the "BMA") and the terms of Blue Capital Re’s business plan, Blue Capital Re’s reinsurance contracts must be fully-collateralized.  While Blue Capital Re is not required to prepare and file statutory financial statements or statutory financial returns annually with the BMA, beginning December 31, 2014, Blue Capital Re is required to prepare and file annual audited GAAP financial statements with the BMA.

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

The Insurance Act also limits the maximum amount of annual dividends and distributions that may be paid by Blue Capital Re.  Annual distributions that would result in a reduction of Blue Capital Re’s prior year-end balance of combined statutory capital and surplus by more than 25% requires the approval of the BMA. Additionally, Blue Capital Re may not reduce its total capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 10.   Regulation and Capital Requirements, cont'd

capital) and any other fixed capital designated by the BMA as capital.  With respect to the years ended December 31, 2015 and 2014, Blue Capital Re had the ability to pay dividends of up to $50.6 million and $44.2 million to its parent without BMA approval.

The Insurance Act further provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities.  Blue Capital Re exceeded its minimum liquidity requirements at December 31, 2015 and 2014 by $207.0 million and $188.9 million, respectively.

Blue Capital Re’s 2015, 2014 and 2013 statutory net income was $26.6 million, $19.3 million and less than $0.1 million respectively. Blue Capital Re's statutory capital and surplus at December 31, 2015 and 2014 was $202.4 million and $185.3 million, respectively.

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

NOTE 11.   Related Party Transactions

Through each of the following roles and relationships, Blue Capital leverages Endurance's reinsurance underwriting expertise and infrastructure to conduct its business: (i) the Manager, a wholly-owned subsidiary of Endurance, manages Blue Capital Re’s and Blue Capital Re ILS’ reinsurance underwriting decisions; (ii) Blue Water Re is a significant source of reinsurance business for Blue Capital Re; (iii) the Manager’s Chief Executive Officer serves as a director and the Company's CEO; (iv) the Manager's Treasurer serves as the Company’s CFO; and (v) Endurance’s Chief Financial Officer serves as Chairman of the Board.

All of the compensation that employees of Endurance are entitled to as directors of the Company is assigned directly to Endurance.

As of December 31, 2015, Endurance and its wholly owned subsidiary, Endurance Bermuda, owned 33.3% of the Company’s outstanding Common Shares.

Services Provided to Blue Capital by Endurance

Endurance provides services to Blue Capital through the following arrangements:

BW Retrocessional Agreement. Through a retrocessional contract dated December 31, 2013 (the "BW Retrocessional Agreement"), between Blue Capital Re and Blue Water Re, Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with the Company’s underwriting guidelines. Pursuant to the BW Retrocessional Agreement, Blue Capital Re may participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Endurance Bermuda, a wholly-owned subsidiary of Endurance, or other third-party reinsurers, which provides it with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Endurance Bermuda or other well capitalized third-party rated reinsurers, which allows Blue Capital Re to transact business with counterparties who prefer to enter into contracts with rated reinsurers.

For all periods presented, all of the reinsurance business of Blue Capital Re was originated pursuant to the BW Retrocessional Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 11.   Related Party Transactions, cont'd

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

Underwriting and Insurance Management Agreement. The Company, Blue Capital Re and the Manager have entered into an Underwriting and Insurance Management Agreement (the "Underwriting and Insurance Management Agreement"). Pursuant to the Underwriting and Insurance Management Agreement, the Manager provides underwriting, risk management, claims management, ceded retrocession agreements management and actuarial and reinsurance accounting services to Blue Capital Re. The Manager has full discretionary authority to manage the underwriting decisions of Blue Capital Re, subject to the Company’s underwriting guidelines, the terms of the Underwriting and Insurance Management Agreement and the oversight of the Company’s and Blue Capital Re’s boards of directors.

Administrative Services Agreement. The Company has entered into an Administrative Services Agreement with the Manager, as amended on November 13, 2014 (the "Administrative Services Agreement").  Pursuant to the terms of the Administrative Services Agreement, the Manager provides Blue Capital with support services, including the services of our CEO and CFO, as well as finance and accounting, internal audit, claims management and policy wording, modeling software licenses, office space, information technology, human resources and administrative support.

Fees Incurred Pursuant to the Aforementioned Agreements

 During the year ended December 31, 2015, the Company incurred general and administrative expenses of $2.7 million pursuant to the Investment Management Agreement, $0.6 million pursuant to the Administrative Services Agreement and $1.3 million pursuant to the Underwriting and Insurance Management Agreement.

During the year ended December 31, 2014, the Company incurred general and administrative expenses of $2.6 million pursuant to the Investment Management Agreement, $0.6 million pursuant to the Administrative Services Agreement and less than $0.1 million pursuant to the Underwriting and Insurance Management Agreement.

During the period from June 24, 2013 to December 31, 2013, the Company incurred general and administrative expenses of $0.4 million pursuant to the Investment Management Agreement, $0.1 million pursuant to the Administrative Services Agreement and zero pursuant to the Underwriting and Insurance Management Agreement.

During each of the years ended December 31, 2015 and 2014, the Company incurred fees of less than $0.1 million pursuant to Endurance's guarantee of the Company’s obligations with respect to the Credit Agreement. See Note 7.

As of December 31, 2015 and 2014, the Company owed Endurance $2.9 million and $0.5 million for the services performed pursuant to the aforementioned agreements, respectively.

Certain Organizational and IPO Costs Incurred and Paid by Montpelier

Because the Company’s ability to commence its operations was contingent upon it obtaining sufficient equity capital through the IPO and the Private Placement, all organizational costs incurred prior to the IPO were incurred and paid directly by Montpelier. As a result, Blue Capital did not incur or pay any organizational expenses during the period from June 24, 2013 to December 31, 2013. The total organizational costs incurred and paid by Montpelier during that period totaled less than $0.1 million.

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

NOTE 12.  Commitments and Contingent Liabilities

Commitments

As of December 31, 2015 and 2014, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of the IPO, whether or not the Manager’s performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders’ equity (approximately $9.4 million as of December 31, 2015).

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

The Company and its subsidiaries had no unresolved legal proceedings at December 31, 2015 and 2014.

Concentrations of Credit and Counterparty Risk

Blue Capital Re ILS’ derivative instruments are subject to counterparty risk. The Company and the Manager routinely monitor this risk.

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

At December 31, 2015 the fair value of BCRH’s outstanding borrowings under the Credit Agreement, which must be repaid in early 2016, approximated their carrying value of $13.0 million (2014 - $8.0 million). See Note 7.

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

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

Selected quarterly financial data for 2015 and 2014 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the consolidated results of operations for the interim periods.

	2015 Three Months Ended				2014 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net reinsurance premiums earned	$9.3	$9.5	$9.7	$9.8	$11.2	$11.4	$11.1	$10.2
Net income (loss) from derivative instruments	0.1	(0.3)	—	—	0.3	0.2	0.1	0.1
Total revenues	9.4	9.2	9.7	9.8	11.5	11.6	11.2	10.3
Underwriting expenses	4.0	4.7	4.2	4.4	6.9	8.4	10.0	4.2
Interest expense	—	0.1	—	—	—	—	—	—
Total expenses	4.0	4.8	4.2	4.4	6.9	8.4	10.0	4.2
Net income	$5.4	$4.4	$5.5	$5.4	$4.6	$3.2	$1.2	$6.1
Amounts per Common Share:
Basic and diluted earnings	$0.62	$0.50	$0.63	$0.61	$0.52	$0.37	$0.13	$0.70
Fully converted book value	$21.41	$20.80	$20.59	$20.28	$20.62	$20.09	$20.02	$20.20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BLUE CAPITAL REINSURANCE HOLDINGS LTD.

We have audited the consolidated financial statements of Blue Capital Reinsurance Holdings Ltd. as of and for the year ended December 31, 2015, and have issued our report thereon dated March 8, 2016 (such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial statement schedules listed in Item 15 of this Annual Report on Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audit.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda
March 8, 2016

SCHEDULE II

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars)	2015	2014
Assets:
Cash and cash equivalents	$0.1	$1.1
Investment in subsidiary, on the equity method of accounting	202.6	185.5
Intercompany receivables	0.5	2.5
Other assets	0.1	0.1
Total Assets	$203.3	$189.2
Liabilities:
Debt	13.0	8.0
Accounts payable and accrued expenses	2.7	0.7
Total Liabilities	15.7	8.7
Shareholders’ Equity:	187.6	180.5
Total Liabilities and Shareholders’ Equity	$203.3	$189.2

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended	Period From June 24, 2013 to
(In millions of U.S. dollars)	December 31, 2015	December 31, 2014	December 31, 2013
Revenues	$—	$—	$—
Expenses	5.9	4.4	0.7
Parent only net loss	(5.9)	(4.4)	(0.7)
Equity in earnings of subsidiaries	26.6	19.5	—
Net income (loss) and comprehensive income (loss)	$20.7	$15.1	$(0.7)

SCHEDULE II
(continued)

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Period From June 24, 2013 to
(In millions of U.S. dollars)	December 31, 2015	December 31, 2014	December 31, 2013
Cash flows from operations:
Net income (loss)	$20.7	$15.1	$(0.7)
Charges (credits) to reconcile net income (loss) to net cash from operations:
Equity in earnings of subsidiary	(26.6)	(19.5)	—
Expense recognized for RSUs	0.1	—	—
Net change in:
Intercompany receivables	2.0	(2.5)	—
Other assets	—	—	(0.1)
Accounts payable and accrued expenses	2.0	0.1	0.6
Net cash used for operations	(1.8)	(6.8)	(0.2)
Cash flows from investing activities:
Dividends received from subsidiary	3.0	—	—
Contribution of capital from (to) subsidiary	6.5	(6.0)	(160.0)
Net cash provided from (used for) investing activities	9.5	(6.0)	(160.0)
Cash flows from financing activities:
Borrowings under the Credit Agreement	9.0	8.0	—
Repayment of borrowings	(4.0)	—	—
Dividends paid - Common Shares and RSUs	(13.7)	(7.9)	—
Issuances of Common Shares, net of Common Share issuance costs	—	—	168.8
Reimbursement of certain Common Share issuance costs	—	—	6.2
Repurchases of Common Shares	—	—	(1.0)
Net cash (used for) provided from financing activities	(8.7)	0.1	174.0
Net (decrease) increase in cash and cash equivalents during the year	(1.0)	(12.7)	13.8
Cash and cash equivalents - beginning of period	1.1	13.8	—
Cash and cash equivalents - end of period	$0.1	$1.1	$13.8

SCHEDULE III

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

SUPPLEMENTARY INSURANCE INFORMATION
(In millions of U.S. dollars)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
	Deferred policy acquisition costs	Reserves for unpaid claims and claim adjustment expenses	Unearned premiums	Other policy claims and benefits payable	Net premiums earned	Net investment income	Claims and claims adjustment expenses	Amortization of policy acquisition costs	Other underwriting expenses	Net premiums written
December 31, 2015	$0.1	$4.0	$1.3	$—	$38.3	$—	$2.6	$8.6	$6.1	$38.6
December 31, 2014	0.1	7.9	1.1	—	43.9	—	17.1	7.7	4.7	45.0
December 31, 2013	—	—	—	—	—	—	—	—	0.7	—

SCHEDULE IV

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

REINSURANCE
(In millions of U.S. dollars)

Column A	Column B	Column C	Column D	Column E	Column F
Premiums Written	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2015
Property and liability insurance	$38.6	$—	$38.6	$38.6	100%
Year ended December 31, 2014
Property and liability insurance	$45.0	$—	$45.0	$45.0	100%