Form 10-Q
period 2016-03-31
Blue Capital Reinsurance Holdings Ltd.
filed 2016-05-09
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 3, 2016, the registrant had 8,752,335 common shares outstanding, with a par value of $1.00 per share ("Common Shares").

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements under "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). The PSLRA provides a "safe harbor" for forward-looking statements. These forward looking statements reflect our current views with respect to future events and financial performance. Such statements include forward looking statements with respect to us specifically and the insurance and reinsurance business generally, investments, capital markets and the general economic environments in which we operate. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "seek," "will," and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

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

•
our dependence on our Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), both of whom are not our direct employees, and our service providers including Blue Capital Management Ltd. (the "Manager") which provides various underwriting, investment and administrative services;

•	our ability to effectively execute our business plan and any new ventures that we may enter into;

•	continued acceptance of our business strategy, security and financial condition by regulators, brokers and insureds;

•	failure by any service provider to carry out its obligations to us in accordance with the terms of its appointment;

•	conflicts of interest that could result from our relationships and potential overlaps in business with related parties, including Endurance Specialty Holdings Ltd. ("Endurance") and its subsidiaries;

•	the cyclical nature of the property catastrophe insurance and reinsurance industry;

•	the availability of capital and financing, including our ability to raise more equity capital and our ability to release capital from existing obligations to redeploy annually;

•	the levels of new and renewal business achieved;

•	the availability of opportunities to increase writings within our property and catastrophe lines of business and our ability to capitalize on those opportunities;

•	the inherent uncertainty of our risk management process, which is subject to, among other things, industry loss estimates and estimates generated by modeling techniques;

•	the inherent uncertainties in establishing loss and loss adjustment expense ("LAE") reserves and unanticipated adjustments to premium estimates;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	general economic and market conditions, including inflation, volatility in the credit and capital markets and conditions specific to the insurance and reinsurance markets in which we operate;

•	changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business;

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

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"), as filed with the Securities and Exchange Commission (the "SEC"), including the risk factors set forth in Item 1A thereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions of U.S. dollars, except per share amounts)	2016	2015
Assets	(Unaudited)
Cash and cash equivalents	$8.2	$6.1
Reinsurance premiums receivable	12.3	15.9
Deferred reinsurance acquisition costs	1.0	0.1
Funds held by ceding companies	182.7	195.3
Other assets	0.1	0.2
Total Assets	$204.3	$217.6
Liabilities
Loss and loss adjustment expense reserves	$5.1	$4.0
Unearned reinsurance premiums	8.5	1.3
Debt	—	13.0
Reinsurance balances payable	4.2	7.6
Other liabilities (See Note 7)	7.4	4.1
Total Liabilities	25.2	30.0
Commitments and contingent liabilities (See Note 8)	—	—
Shareholders' Equity
Common Shares, at par value - 8,752,335 shares issued and outstanding	8.8	8.8
Additional paid-in capital	165.3	165.3
Retained earnings	5.0	13.5
Total Shareholders' Equity	179.1	187.6
Total Liabilities and Shareholders' Equity	$204.3	$217.6

See notes to the unaudited consolidated financial statements, including Note 7 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In millions of U.S. dollars, except per share amounts)	2016	2015
Revenues
Reinsurance premiums written	$17.4	$20.1
Change in net unearned reinsurance premiums	(7.1)	(10.3)
Net reinsurance premiums earned	10.3	9.8
Net income from derivative instruments	0.1	—
Total revenues	10.4	9.8
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	1.7	0.8
Reinsurance acquisition costs	2.2	2.3
General and administrative expenses	1.5	1.3
Non-underwriting expenses:
Interest expenses	—	—
Total expenses	5.4	4.4
Net income and comprehensive income	$5.0	$5.4
Per share amounts:
Basic and diluted earnings per Common Share	$0.57	$0.62
Dividends declared per Common Share and RSU	1.54	0.96

See notes to the unaudited consolidated financial statements, including Note 7 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2016 and 2015

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained earnings
(In millions of U.S. dollars)
Balance at January 1, 2016	$187.6	$8.8	$165.3	$13.5
Net income	5.0	—	—	5.0
Dividends declared - Common Shares and RSUs	(13.5)	—	—	(13.5)
Balance at March 31, 2016	$179.1	$8.8	$165.3	$5.0

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained earnings
(In millions of U.S. dollars)
Balance at January 1, 2015	$180.5	$8.8	$165.2	$6.5
Net income	5.4	—	—	5.4
Expense recognized for RSUs	0.1	—	0.1	—
Dividends declared - Common Shares and RSUs	(8.4)	—	—	(8.4)
Balance at March 31, 2015	$177.6	$8.8	$165.3	$3.5

See notes to the unaudited consolidated financial statements, including Note 7 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In millions of U.S. dollars)	2016	2015
Cash flows provided by operating activities:
Net income	$5.0	$5.4
Charges to reconcile net income to net cash from operations:
Expense recognized for RSUs	—	0.1
Net change in:
Loss and loss adjustment expense reserves	1.1	(0.7)
Unearned reinsurance premiums	7.2	10.3
Reinsurance balances payable	(3.4)	(0.1)
Deferred reinsurance acquisition costs	(0.9)	(1.1)
Reinsurance premiums receivable	3.6	(6.3)
Funds held by ceding companies	12.6	(3.2)
Other liabilities	0.7	1.7
Other assets	0.1	0.1
Net cash and cash equivalents provided by operating activities	26.0	6.2
Net cash and cash equivalents provided by investing activities	—	—
Cash flows used in financing activities:
Dividends paid - Common Shares and RSUs	(10.9)	(5.8)
Repayments of borrowings under the Credit Agreement	(13.0)	(4.0)
Net cash and cash equivalents used in financing activities	(23.9)	(9.8)
Net increase (decrease) in cash and cash equivalents during the period	2.1	(3.6)
Cash and cash equivalents - beginning of period	6.1	11.5
Cash and cash equivalents - end of period	$8.2	$7.9

See notes to the unaudited consolidated financial statements, including Note 7 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 1.          Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Overview

Blue Capital Reinsurance Holdings Ltd. (the "Company" or the "Registrant") is a Bermuda exempted limited liability company that, through its subsidiaries (collectively "Blue Capital"), offers collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. The Company was incorporated under the laws of Bermuda on June 24, 2013, and commenced its operations on November 12, 2013. The Company's headquarters and principal executive offices are located at Waterloo House, 100 Pitts Bay Road, Pembroke, Bermuda HM 08, which is also our registered office.

The unaudited consolidated financial statements incorporated in this report on Form 10-Q  have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. Certain prior period amounts, all of which are immaterial, have been reclassified to conform to the current period presentation. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the 2015 Form 10-K. In the opinion of management, these interim unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position, results of operations and cash flows. The unaudited consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements may not be indicative of financial results for the full year.  The December 31, 2015 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all of the disclosures required by GAAP.

There were no material changes in the Company's significant accounting and reporting policies subsequent to the filing of the 2015 Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues earned and expenses incurred during the period. Actual results could differ materially from those estimates. The significant estimates reflected in these interim unaudited consolidated financial statements include, but are not limited to, loss and LAE reserves and written and earned reinsurance premiums. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The Company operates as a single business segment through its wholly-owned subsidiaries: (i) Blue Capital Re Ltd. ("Blue Capital Re"), a Bermuda Class 3A insurer which provides collateralized reinsurance; and (ii) Blue Capital Re ILS Ltd. ("Blue Capital Re ILS"), a Bermuda exempted limited liability company which conducts hedging and other investment activities, including entering into industry loss warranties and related instruments, in support of Blue Capital Re's operations. Blue Capital leverages the reinsurance underwriting expertise and infrastructure of Endurance and its various subsidiaries to conduct its business. Endurance is the beneficial owner of 33.3% of the Company's outstanding Common Shares.

Subject to the discretion of the Company’s board of directors (the "Board"), the Company intends to continue to distribute through dividends or repurchases of Common Shares a minimum of 90% of its annual Distributable Income to its holders of Common Shares and RSUs. "Distributable Income," a non-GAAP measure, means GAAP net income plus (minus) non-cash expenses (revenues) recorded in net income for the period.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance also changes employers' accounting for an employee's use

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 1.          Basis of Presentation and Summary of Significant Accounting Policies, cont'd of shares to satisfy the employer's statutory income tax withholding obligation, and accounting for forfeitures. ASU 2016-09 is effective for public business entities for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. ASU 2016-09 is not expected to impact the Company's Unaudited Consolidated Financial Statements.

NOTE 2.          Written and Earned Reinsurance Premiums

Written premiums represent business bound from ceding companies and net earned premiums represent the portion of net written premiums (gross written premiums less any ceded reinsurance) which is recognized as revenue over the period of time that coverage is provided.

Blue Capital seeks to diversify its exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities. The following table sets forth a breakdown of Blue Capital's premiums written by geographic area of risks insured during the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
Worldwide(1)	$12.0	69%	$8.5	42%
USA:
Nationwide	3.2	19%	5.4	27%
Florida	0.3	2%	0.5	2%
Gulf region	0.5	3%	1.5	8%
California	0.4	2%	0.7	3%
Midwest region and other	0.4	2%	0.6	3%
Mid-Atlantic region	0.4	2%	0.4	2%
Worldwide, excluding U.S.(2)	0.2	1%	2.5	13%
Total premiums written	$17.4	100%	$20.1	100%
 (1)            "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.
 (2)              "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

The following table sets forth a breakdown of Blue Capital's net reinsurance premiums earned by geographic area of risks insured during the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
Worldwide(1)	$8.2	80%	$6.3	64%
USA:
Nationwide	0.8	8%	1.4	14%
Florida	0.6	6%	0.6	6%
Gulf region	0.2	1%	0.4	5%
Midwest region and other	0.1	1%	0.2	2%
California	0.1	1%	0.2	2%
Mid-Atlantic region	0.1	1%	0.1	1%
Worldwide, excluding U.S.(2)	0.2	2%	0.6	6%
Total net premiums earned	$10.3	100%	$9.8	100%
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

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 3.                      Derivative Instruments

Inward Industry Loss Warranty ("ILW") Swaps

In February 2016, Blue Capital Re ILS entered into an inward ILW swap (the "2016 Inward ILW Swap") with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment received of $0.4 million, Blue Capital Re ILS is required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in the
U.S., Europe, Japan, Australia and New Zealand from February 2016 to February 2017. Blue Capital Re ILS's maximum payment obligation under the 2016 Inward ILW Swap is $2.7 million. Through March 31, 2016, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the 2016 Inward ILW Swap.

The 2016 Inward ILW Swap is valued on the basis of models developed by the Manager, which represent unobservable (Level 3) inputs.  As of March 31, 2016, the fair value of the 2016 Inward ILW Swap was $0.3 million, which was recorded as an "other liability" on the Company's March 31, 2016 Unaudited Consolidated Balance Sheet.

During the three month period ended March 31, 2016, Blue Capital Re ILS recognized income from derivative instruments of less than $0.1 million, pursuant to the 2016 Inward ILW Swap.

In February 2015, Blue Capital Re ILS entered into an inward ILW swap (the "2015 Inward ILW Swap") with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment received of $0.6 million, Blue Capital Re ILS was required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from February 2015 to February 2016. Blue Capital Re ILS's maximum payment obligation under the 2015 Inward ILW Swap was $5.2 million. During the term of the 2015 Inward ILW Swap, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the 2015 Inward ILW Swap.

The 2015 Inward ILW Swap was valued on the basis of models developed by the Manager, which represent unobservable (Level 3) inputs.

During the three month periods ended March 31, 2016 and 2015, Blue Capital Re ILS recognized income from derivative instruments of $0.1 million and less than $0.1 million, respectively, pursuant to the 2015 Inward ILW Swap.

NOTE 4.                      Basic and Diluted Earnings per Common Share

The Company applies the two-class method of calculating its earnings per Common Share. In applying the two-class method, any outstanding RSUs are considered to be participating securities. See Note 6.  For all periods presented in which RSUs were outstanding, the two-class method was used to determine basic and diluted earnings per Common Share since this method yielded a more dilutive result than the treasury stock method.

For purposes of determining basic and diluted earnings per Common Share, a portion of net income is allocated to outstanding RSUs which serves to reduce the Company’s earnings per Common Share numerators. Net losses are not allocated to outstanding RSUs and, therefore, do not impact the Company's per Common Share numerators in any period in which it incurs a net loss.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 4.                      Basic and Diluted Earnings per Common Share, cont'd

The following table outlines the Company's computation of its basic and diluted earnings per Common Share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net income	$5.0	$5.4
Less: net earnings allocated to participating securities(1)	—	—
Earnings per Common Share numerator	$5.0	$5.4
Average Common Shares outstanding (in thousands of shares)	8,752	8,750
Basic and diluted earnings per Common Share	$0.57	$0.62
(1)         During the three month periods ended March 31, 2016 and 2015, the net earnings allocated to participating securities totaled less than $0.1 million.

Dividends to Holders of Common Shares and RSUs

The Company declared regular cash dividends per Common Share and RSU of $0.30 during each of the three month periods ended March 31, 2016 and 2015.  In addition, in February 2016, the Company declared a special dividend with respect to its 2015 Distributable Income of $1.24 per Common Share and RSU. As of March 31, 2016, the Company had $2.6 million of dividends payable to holders of Common Shares and RSUs, which is included within "other liabilities" on its Unaudited Consolidated Balance Sheet at that date. As of December 31, 2015, the Company had no dividends payable to holders of Common Shares and RSUs.

The total amount of dividends paid to holders of Common Shares and RSUs during the three month periods ended March 31, 2016 and 2015 was $10.9 million and $5.8 million, respectively.

There are restrictions on the payment of dividends by the Company, Blue Capital Re and Blue Capital Re ILS.  Any future determination to pay dividends to holders of Common Shares and RSUs will be at the discretion of the Board and will be dependent upon many factors, including the Company's results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, regulatory and contractual restrictions.

NOTE 5.                      Credit Agreement

On May 1, 2015, the Company renewed its 364-day unsecured credit agreement (the "Credit Agreement") which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes.  Borrowings under the Credit Agreement bear interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points. The Company is also subject to an ongoing annual commitment and administrative fee of 0.375% of the facility's total capacity.

Endurance serves as a guarantor of the Company's obligations under the Credit Agreement and receives an annual guarantee fee from the Company equal to 0.125% of the facility's total capacity (the "Guarantee Agreement").  See Note 7.

As of March 31, 2016 and December 31, 2015, the Company had nil and $13.0 million of outstanding borrowings, respectively, under the Credit Agreement. With respect to the Company's outstanding borrowings at December 31, 2015, $4.0 million was repaid on February 2, 2016 and was subject to an annual interest rate of 1.33%, $5.0 million was repaid on February 22, 2016 and was subject to an annual interest rate of 1.48% and $4.0 million was repaid on March 11, 2016 and was subject to an annual interest rate of 1.51%.

During the three month periods ended March 31, 2016 and 2015, the Company paid interest on its borrowings under the Credit Agreement of $0.1 million and less than $0.1 million, respectively.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 5.                      Credit Agreement, cont'd

During the three month periods ended March 31, 2016 and 2015, the Company incurred less than $0.1 million and $0.1 million, respectively, in facility and structuring fees in connection with the Credit Agreement. These fees are included within
''general and administrative expenses'' on the Company's Unaudited Consolidated Statements of Income and Comprehensive Income.

The Credit Agreement, which expired on April 29, 2016, contained covenants that limited the Company's ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.  The Credit Agreement also contained covenants that required: (i) the Company to maintain a debt to total capitalization ratio of less than or equal to 22.5%; (ii) the Company to maintain a consolidated tangible net worth of no less than 70% of its consolidated tangible net worth as of May 2, 2014 (the original closing date of the Credit Agreement); (iii) Endurance to maintain a debt to total capitalization ratio of less than 35.0%; (iv) Endurance to maintain a consolidated tangible net worth of no less than $1.8 billion; and (v) each of Endurance's regulated insurance subsidiaries that has a claims paying rating from A.M. Best to maintain a rating of at least "B++." If the Company or Endurance failed to comply with any of these covenants, the lender could have revoked the facility and exercised remedies against the Company or Endurance.  As of March 31, 2016, the Company and Endurance were in compliance with all of their respective covenants associated with the Credit Agreement.

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investments Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Endurance. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. The 2016 Credit Facility replaces the Credit Agreement and related Guarantee Agreement which expired on April 29, 2016.  Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  If the Company fails to comply with any these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility.

NOTE 6.                      Share-Based Compensation

The Company's 2013 Long-Term Incentive Plan (the "2013 LTIP"), which was adopted by the Board in September 2013, permits the issuance of up to one percent of the aggregate Common Shares outstanding to participants. Incentive awards that may be granted under the 2013 LTIP include RSUs, restricted Common Shares, incentive share options (on a limited basis), non-qualified share options, share appreciation rights, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based and equity-related awards.

At the discretion of the Board's Compensation and Nominating Committee, incentive awards, the value of which are based on Common Shares, may be made to the Company's directors, future employees and consultants pursuant to the 2013 LTIP.  For all periods presented, the Company's outstanding share-based incentive awards consisted solely of RSUs.

RSUs are phantom (as opposed to actual) Common Shares which, depending on the individual award, vest in equal tranches over a one to five-year period, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date. RSUs are payable in Common Shares upon vesting (the amount of which may be reduced by applicable statutory income tax withholdings at the recipient's option). RSUs do not require the payment of an exercise price and are not entitled to voting rights, but they are entitled to receive payments equivalent to any dividends and distributions declared on the Common Shares underlying the RSUs.

There were no awards or forfeits of RSUs and no RSUs vested during the three month periods ended March 31, 2016 and 2015.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 6.                      Share-Based Compensation, cont'd

During the three month periods ended March 31, 2016 and 2015, the Company recognized less than $0.1 million of RSU expense. At March 31, 2016, compensation costs not yet recognized related to unvested RSUs was $0.1 million.

As of March 31, 2016 and December 31, 2015, there were 9,799 RSUs outstanding under the 2013 LTIP.

NOTE 7.               Related Party Transactions

As of March 31, 2016 and December 31, 2015, Endurance and its wholly owned subsidiary, Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), owned 33.3% of the Company's outstanding Common Shares.

Through each of the following roles and relationships, Blue Capital leverages Endurance's reinsurance underwriting expertise and infrastructure to conduct its business: (i) the Manager, a wholly-owned subsidiary of Endurance, manages Blue Capital Re's and Blue Capital Re ILS's reinsurance underwriting decisions; (ii) Blue Water Re Ltd. ("Blue Water Re") is a significant source of reinsurance business for Blue Capital Re; (iii) the Manager's Chief Executive Officer serves as a director and the CEO; (iv) the Manager's Treasurer serves as the Company's CFO; and (v) Endurance's Chief Financial Officer serves as Chairman of the Board.

All of the compensation that employees of Endurance are entitled to as directors of the Company is assigned directly to Endurance.

Services Provided to Blue Capital by Endurance

Endurance provides services to Blue Capital through the following arrangements:

BW Retrocessional Agreement. Through a retrocessional contract dated December 31, 2013 (the "BW Retrocessional Agreement"), between Blue Capital Re and Blue Water Re, Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with the Company’s underwriting guidelines. Pursuant to the BW Retrocessional Agreement, Blue Capital Re may participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Endurance Bermuda or other third-party reinsurers, which provides it with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Endurance Bermuda or other well capitalized third-party rated reinsurers, which allows Blue Capital Re to transact business with counterparties who prefer to enter into contracts with rated reinsurers.

For all periods presented, all of the reinsurance business of Blue Capital Re was originated pursuant to the BW Retrocessional Agreement.

Investment Management Agreement.  The Company has entered into an Investment Management Agreement (the "Investment Management Agreement") with the Manager.  Pursuant to the terms of the Investment Management Agreement, the Manager has full discretionary authority, including the delegation of the provision of its services, to manage the Company's assets, subject to the Company’s underwriting guidelines, the terms of the Investment Management Agreement and the oversight of the Board.

Underwriting and Insurance Management Agreement. The Company, Blue Capital Re and the Manager have entered into an Underwriting and Insurance Management Agreement (the "Underwriting and Insurance Management Agreement"). Pursuant to the Underwriting and Insurance Management Agreement, the Manager provides underwriting, risk management, claims management, ceded retrocession agreements management and actuarial and reinsurance accounting services to Blue Capital Re. The Manager has full discretionary authority to manage the underwriting decisions of Blue Capital Re, subject to the Company's underwriting guidelines, the terms of the Underwriting and Insurance Management Agreement and the oversight of the Company's and Blue Capital Re's boards of directors.

Administrative Services Agreement. The Company has entered into an Administrative Services Agreement with the Manager, as amended on November 13, 2014 (the "Administrative Services Agreement").  Pursuant to the terms of the Administrative Services Agreement, the Manager provides Blue Capital with support services, including the services of our CEO and CFO, as

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 7.               Related Party Transactions, cont'd

well as finance and accounting, internal audit, claims management and policy wording, modeling software licenses, office space, information technology, human resources and administrative support.

Credit Facility Agreement. The Company entered into the 2016 Credit Facility with Endurance Investments Holdings Ltd. (the "Lender"), a subsidiary of Endurance, on May 6, 2016.  The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018.

Fees Incurred Pursuant to the Aforementioned Agreements

During the three month period ended March 31, 2016, the Company incurred general and administrative expenses of: (i) $0.7 million pursuant to the Investment Management Agreement; (ii) $0.1 million pursuant to the Administrative Services Agreement; and (iii) $0.4 million pursuant to the Underwriting and Insurance Management Agreement.

During the three month period ended March 31, 2015, the Company incurred general and administrative expenses of: (i) $0.7 million pursuant to the Investment Management Agreement; (ii) $0.1 million pursuant to the Administrative Services Agreement; and (iii) $0.1 million pursuant to the Underwriting and Insurance Management Agreement.

During the three month periods ended March 31, 2016 and 2015, the Company incurred fees of less than $0.1 million pursuant to Endurance's guarantee of the Company's obligations with respect to the Guarantee Agreement. The Company did not incur any fees under the 2016 Credit Facility during the three month periods ended March 31, 2016 and 2015. See Note 5.

As of March 31, 2016 and December 31, 2015, the Company owed Endurance $3.2 million and $2.9 million for the services performed pursuant to the aforementioned agreements, respectively.

NOTE 8.               Commitments and Contingent Liabilities

Commitments

As of March 31, 2016 and December 31, 2015, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of its initial public offering on November 5, 2013 (the "IPO"), whether or not the Manager's performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders' equity (approximately $9.0 million as of March 31, 2016).

Amounts Held in Trust for the Benefit of Ceding Companies

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

As of March 31, 2016, Blue Capital Re ILS had pledged $3.1 million of its cash and cash equivalents to trust accounts established for the benefit of third parties. As of December 31, 2015, Blue Capital Re and Blue Capital Re ILS had collectively pledged $5.1 million of their cash and cash equivalents to trust accounts established for the benefit of third parties ($5.1 million) and Blue Water Re (less than $0.1 million). The cash and cash equivalents pledged to Blue Water Re at December 31, 2015 represented funds that had not yet been formally transferred to a trust account to collateralize Blue Capital Re's obligations to Blue Water Re. See Note 7. These amounts are presented on the Company's Consolidated Balance Sheets as "cash and cash equivalents."

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 8.               Commitments and Contingent Liabilities, cont'd

As of March 31, 2016 and December 31, 2015, Blue Capital had transferred $182.7 million and $195.3 million of its cash and cash equivalents, respectively, to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement. See Note 7.  These amounts are presented on the Company's Consolidated Balance Sheets as "funds held by ceding companies."

Litigation

Blue Capital Re, as a reinsurer, is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Blue Capital Re's estimates of possible losses incurred in connection with such legal proceedings are provided for as "loss and loss adjustment expenses" on its Unaudited Consolidated Statements of Income and Comprehensive Income and are included within "loss and loss adjustment expense reserves" on its Consolidated Balance Sheets.

The Company and its subsidiaries had no unresolved legal proceedings at March 31, 2016 and December 31, 2015.

Concentrations of Credit and Counterparty Risk

Blue Capital Re ILS's derivative instruments are subject to counterparty risk. The Company and the Manager routinely monitor this risk.

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

NOTE 9.               Fair Value of Financial Instruments

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

At March 31, 2016 and December 31, 2015, the fair value of the Company's outstanding borrowings under the Credit Agreement, each of which were of a short duration, approximated their carrying value of nil and $13.0 million, respectively. See Note 5.

NOTE 10.               Subsequent Event

On May 6, 2016, the Company entered into the 2016 Credit Facility which provides an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes. See Note 5.

Item 2.                   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three month periods ended March 31, 2016 and 2015, and our financial condition as of March 31, 2016 and December 31, 2015.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2015 Form 10-K, as filed with the SEC.

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

Subject to the discretion of the Company’s board of directors (the "Board"), the Company intends to continue to distribute through dividends or repurchases of Common Shares a minimum of 90% of its annual Distributable Income to its holders of Common Shares and RSUs. "Distributable Income," a non-GAAP measure, means GAAP net income plus (minus) non-cash expenses (revenues) recorded in net income for the period.

The majority of our property catastrophe business is originated during the key January and June annual renewal periods.

We experienced continued competition during the January 1, 2016 renewal period, due to relatively light industry catastrophe losses experienced over the past several years. As a result, we experienced an overall rate decrease of approximately 7% on the risks we wrote at January 1, 2016, versus those written a year ago. Despite the competitive market conditions we currently face, through the efforts of the Manager thus far in 2016, we believe that we have achieved preferred signings with our business partners including a shift in the profile of renewal premiums where we increased our participation in the retrocessional quota share agreement with Endurance Bermuda and reduced the amount of other indemnity reinsurance and retro ILW business in our portfolio.

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

Our consolidated results of operations for the three month periods ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
($ in millions)	2016	2015
Revenues
Reinsurance premiums written	$17.4	$20.1
Change in net unearned reinsurance premiums	(7.1)	(10.3)
Net reinsurance premiums earned	10.3	9.8
Net income from derivative instruments	0.1	—
Total revenues	10.4	9.8
Expenses
Underwriting expenses:
Loss and LAE - current year losses	1.0	0.9
Loss and LAE - prior year losses	0.7	(0.1)
Reinsurance acquisition costs	2.2	2.3
General and administrative expenses	1.5	1.3
Non-underwriting expenses:
Interest expense	—	—
Total expenses	5.4	4.4
Net income and comprehensive income	$5.0	$5.4
Loss and LAE ratio	16.9%	8.5%
Reinsurance acquisition cost ratio	20.7%	22.7%
General and administrative expense ratio	14.6%	13.4%
GAAP combined ratio	52.2%	44.6%

Reinsurance Premiums Written and Earned

During the three month periods ended March 31, 2016 and 2015, we wrote $17.4 million and $20.1 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the first three months of 2016, versus that of the comparable 2015 period, was primarily the result of business mix changes year over year which resulted in timing differences in the recognition of written premiums during the year. In 2016, there was a reduction in the amount of other indemnity reinsurance and retro ILW business renewed in January on which we recognize the entire ultimate premium at inception as written. Additionally, we increased our participation in the retrocessional quota share agreement with Endurance Bermuda under which premiums are recorded as written uniformly over the period of the agreement.

We did not write or earn any reinstatement premiums during the three month periods ended March 31, 2016 and 2015.

Net premiums earned increased during the first three months of 2016, versus that of the comparable 2015 period due to the increased participation in the retrocessional quota share agreement with Endurance Bermuda, partially offset by the impact of non-renewals on other contracts.

See Note 2 of the Notes to the Unaudited Consolidated Financial Statements.

Net Income (Loss) from Derivative Instruments

During the three month period ended March 31, 2016, our in-force derivative contracts included the 2016 Inward ILW Swap and the 2015 Inward ILW Swap, respectively.

During the three month period ended March 31, 2016 and 2015, we recognized $0.1 million and less than $0.1 million of net income (loss) from derivative instruments, respectively.

See Note 3 of the Notes to the Unaudited Consolidated Financial Statements.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
($ in millions)	2016	2015
Loss and LAE incurred - current year	$1.0	$0.9
Loss and LAE incurred - prior year	0.7	(0.1)
Total loss and LAE incurred	$1.7	$0.8
Loss and LAE ratio	16.9%	8.5%

During the three month period ended March 31, 2016, we established $1.0 million of loss and LAE reserves for estimated losses incurred during such period, nearly all of which constituted IBNR reserves related to the retrocessional quota share agreement with Endurance Bermuda. There were no individually significant known loss events that impacted us during the three month period ended March 31, 2016.  In addition, during the three month period ended March 31, 2016, we recognized $0.7 million of net adverse loss and LAE reserve development for estimated losses incurred during 2015 which primarily resulted from December storms in the U.K.

During the three month period ended March 31, 2015, we established $0.9 million of net loss and LAE reserves for estimated losses incurred during such period, nearly all of which constituted IBNR reserves. In addition, during the three month period ended March 31, 2015, we recognized $0.1 million of favorable loss and LAE reserve development for estimated losses incurred during 2014.

 Reinsurance Acquisition Costs

The following table summarizes our consolidated reinsurance acquisition costs and our reinsurance acquisition cost ratios for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
($ in millions)	2016	2015
Commissions, brokerage costs, fronting fees and other	$1.6	$1.7
Profit commissions	0.6	0.6
Total reinsurance acquisition costs	$2.2	$2.3
Reinsurance acquisition cost ratio	20.7%	22.7%

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

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs decreased in the three months ended March 31, 2016, versus the comparable 2015 period, primarily reflecting an increase in earned premium driven by the retrocessional quota share agreement and lower earned premium from other reinsurance and retro ILW contracts. Our profit commissions incurred, which fluctuate based on our loss experience, added a further 5.1 and 5.5 percentage points to our reinsurance acquisition cost ratios for the three month periods ended March 31, 2016 and 2015, respectively.

General and Administrative Expenses

The following table summarizes our consolidated general and administrative expenses and our general and administrative expense ratios for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
($ in millions)	2016	2015
Investment Management Agreement fees	$0.7	$0.7
Administrative Services Agreement fees	0.1	0.1
Underwriting and Insurance Management Agreement fees	0.4	0.1
Public company expenses	0.3	0.4
Total general and administrative expenses	$1.5	$1.3
General and administrative expense ratio	14.6%	13.4%

See Note 7 of the Notes to the Unaudited Consolidated Financial Statements for further information regarding the nature of the expenses that we incur pursuant to the agreements with the Manager and other affiliates of Endurance.

The expenses we have incurred pursuant to the Investment Management Agreement and Administrative Services Agreement have remained consistent from period to period.  During the three month period ended March 31, 2016, we incurred $0.4 million of performance fees pursuant to the Underwriting and Insurance Management Agreement which reflects: (i) significant underwriting income during the 2016 period; and (ii) the absence of a prior period deficit in the rolling high water mark associated with the computation of performance fees payable to the Manager which impacted the 2015 period.

Our public company expenses incurred during the periods presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company.

Interest Expense

During the three month periods ended March 31, 2016 and 2015, we incurred interest expense on our borrowings under the Credit Agreement of less than $0.1 million.

Income Taxes

We were not subject to income taxes in any jurisdiction during the periods presented.

Book Value Per Common Share

We ended the first quarter of 2016 with a fully converted book value per Common Share ("FCBVPS") of $20.44, an increase of 2.7% for the quarter after taking into account dividends declared on Common Shares during the period. The increase in our book value per Common Share, after taking into account dividends declared, was the result of strong underwriting results as evidenced by net income of $5.0 million and a GAAP combined ratio of 52.2%.

We ended the first quarter of 2015 with a FCBVPS of $20.28, an increase of 3.0% for the quarter after taking into account dividends declared on Common Shares during the period. The increase in our book value per Common Share, after taking into account dividends declared, was the result of strong underwriting results as evidenced by net income of $5.4 million and a GAAP combined ratio of 44.6%.

The following table presents our computation of book value per Common Share ("BVPS") and FCBVPS as of selected balance sheet dates:

	March 31, 2016	Dec. 31, 2015	March 31, 2015
Book value numerator (in millions of U.S. dollars):
[A] Shareholders' Equity	$179.1	$187.6	$177.6
Book value denominators (in thousands of shares):
[B] Common Shares outstanding	8,752	8,752	8,750
RSUs outstanding	10	10	7
[C] Common Shares and RSUs outstanding	8,762	8,762	8,757
BVPCS [A] / [B]	$20.47	$21.44	$20.30
FCBVPS [A] / [C]	20.44	21.41	20.28
Increase in FCBVPS:(1)
From December 31, 2015	2.7%
From March 31, 2015	11.5%
(1)         Computed as the increase in FCBVPS after taking into account dividends declared on Common Shares and RSUs of $1.54 and $2.14 during the three and twelve month periods ended March 31, 2016, respectively.

Our computations of FCBVPS and the increase in FCBVPS are non-GAAP measures which we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

Exposure Management

The following discussion should be read in conjunction with Item 1A "Risk Factors" included in the 2015 Form 10-K and this quarterly report on Form 10-Q, as filed with the SEC, in particular the risk factor entitled "Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties."

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones. Our January 1, 2016 projected net exposures by zone were in compliance with our underwriting guidelines. Namely, our projected net exposure to any one zone was below 50% of our shareholders' equity at March 31, 2016.

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
U.S. - Hawaii
Canada - Eastern
Canada - Western
(1)  Consisting of France, Germany, Switzerland and Austria.

Single Event Losses

For certain defined catastrophe region and peril combinations, the Manager assesses the probability and likely magnitude of losses using a combination of industry third-party models, proprietary models and underwriting judgment. The Manager attempts to model the projected net impact from a single event, taking into account contributions from property catastrophe reinsurance (including retrocessional business), property pro-rata reinsurance and event-linked derivative securities, offset by the net benefit of any reinsurance or derivative protections we purchase and the benefit of premiums.

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

The table that follows details our projected net impact from single event losses as of January 1, 2016 for selected zones at specified return periods using industry-recognized third-party vendor models. It is important to note that each catastrophe model we use contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Since the Manager utilizes a combination of third-party models, its own proprietary models and underwriting judgment to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the table below:

Net Impact from Single Event Losses at Specified Return Periods

	Net Impact (Millions)	Return Period(1)	Percentage of March 31, 2016 Shareholders’ Equity
U.S. - Florida hurricane	$61	1 in 100 year	34%
Japan earthquake	32	1 in 250 year	18%
California earthquake	29	1 in 250 year	16%
All other zones			less than 15%
(1)   A "100-year" return period can also be referred to as the 1.0% occurrence exceedance probability ("OEP"), meaning there is an estimated 1.0% chance in any given year that this level will be exceeded.  A "250-year" return period can also be referred to as the 0.4% OEP, meaning there is an estimated 0.4% chance in any given year that this level will be exceeded.

Our January 1, 2016 projected single event loss exposures were within our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our shareholders' equity at March 31, 2016, and the projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our shareholders' equity at March 31, 2016.

Our projections of the net impact from single event losses may vary considerably within a particular territory depending on the specific characteristics of the event.

Given the limited availability of reliable historical data, there is a great deal of uncertainty with regard to the accuracy of any catastrophe model, especially when contemplating longer return periods.

Our single event loss estimates represent snapshots as of January 1, 2016. The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, losses incurred, the expiration of existing policies and changes in our ceded reinsurance and derivative protections. There were no material changes made to the composition of our in-force portfolio from January 1, 2016 to March 31, 2016.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from Blue Capital Re to pay its expenses and to repay its outstanding borrowings under the Credit Agreement, as well as to fund the payment of any dividends to its shareholders or share repurchase programs. The ability of Blue Capital Re to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Blue Capital Re may not declare or pay a dividend to the Company if there are reasonable grounds for believing that Blue Capital Re is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Blue Capital Re's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Blue Capital Re, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of March 31, 2016, Blue Capital Re could pay a dividend or return additional paid-in capital totaling approximately $24.0 million (December 31, 2015 – $50.6 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations.

The primary sources of cash for the Company's operating subsidiaries are capital contributions, premium collections, issuances of and net income from insurance-linked securities and reinsurance recoveries.  The primary uses of cash for the Company's operating subsidiaries are payments of loss and LAE reserves, reinsurance acquisition costs, general and administrative expenses, ceded reinsurance, purchases of and net losses from insurance-linked securities and dividends and distributions.

As of March 31, 2016, we held $8.2 million of cash and cash equivalents of which: (i) $3.1 million was pledged to trust accounts established for the benefit of third parties; and (ii) $5.1 million represented unencumbered cash on hand.

On May 1, 2015, we renewed and amended our 364-day Credit Agreement which permitted us to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Credit Agreement expired on April 29, 2016.

As of March 31, 2016, we had no outstanding borrowings under the Credit Agreement.  See Note 5 of the Notes to the Unaudited Consolidated Financial Statements.

The Credit Agreement contained covenants that limited the Company's ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.  The Credit Agreement also contained covenants that required: (i) the Company to maintain a debt to total capitalization ratio of less than or equal to 22.5%; (ii) the Company to maintain a consolidated tangible net worth of no less than 70% of its consolidated tangible net worth as of May 2, 2014 (the original closing date of the Credit Agreement);  (iii) Endurance to maintain a debt to total capitalization ratio of less than 35.0%; (iv) Endurance to maintain a consolidated tangible net worth of no less than $1.8 billion; and (v) each of Endurance's regulated insurance subsidiaries that has a claims paying rating from A.M. Best to maintain a rating of at least "B++." If the Company or Endurance failed to comply with any of these covenants, the lender could have revoked the facility and exercised remedies against the Company or Endurance.  As of March 31, 2016, the Company and Endurance were in compliance with all of their respective covenants associated with the Credit Agreement.

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investments Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Endurance. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. The 2016 Credit Facility replaces the Credit Agreement and related Guarantee Agreement which expired on April 29, 2016.  Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  If the Company fails to comply with any these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility.

During the three month period ended March 31, 2016, we declared: (i) a special dividend with respect to 2015 of $1.24 per Common Share and RSU, which was paid on March 15, 2016; and (ii) a first quarter 2016 regular dividend of $0.30 per Common Share and RSU, which was paid on April 15, 2016. The total dollar amount of dividends paid during the three month period ended March 31, 2016 was $10.9 million.

We intend to continue to distribute a minimum of 90% of annual Distributable Income by making quarterly dividend payments for each of the first three fiscal quarters of each fiscal year, followed by either repurchases of Common Shares or payment of a fourth "special" dividend after the end of our fiscal year.  Any future determination to pay dividends or repurchase Common Shares will remain at the discretion of the Board and will be dependent upon many factors, including: (i) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of our expenses) and capital requirements; (ii) general business conditions, (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; (v) trading price of the Company's Common Shares as compared to the Company's book value per share; and (vi) any other factors that the Board deems relevant. We currently expect that our dividends will be subject to customary dividend tax treatment in the U.S., but if our total dividends paid during any given year exceed our current and accumulated earnings and profits as of the end of such year (determined under U.S. tax principles), a portion of our dividends paid in that year will be treated: (i) first, as a nontaxable return of capital, to the extent of a shareholder’s tax basis in Common Shares (on a dollar-for-dollar basis); and (ii) subsequently, as capital gain.

Capital Resources

Our total shareholders' equity (or total capital) was $179.1 million and $187.6 million as of March 31, 2016 and December 31, 2015, respectively. Our total capital decreased during the three month period ended March 31, 2016 as a result of recording net income of $5.0 million offset by the declaration of $13.5 million in dividends to holders of Common Shares and RSUs.

We do not consider our short-term borrowings outstanding under the Credit Agreement to be a component of our capital structure.

We may need to raise additional capital in the future, by issuing new debt, equity or hybrid securities, in order to enable us to, among other things: write new business; enter into other reinsurance opportunities; cover or pay losses; manage working capital requirements; repurchase Common Shares; respond to, or comply with, any changes in the capital requirements, if any, that the BMA or other regulatory bodies may require; acquire new businesses; or invest in existing businesses. We intend to rely on future offerings of Common Shares to raise additional equity capital; however, we cannot assure you that we will be able to successfully raise additional capital. In the event that we incur indebtedness for any of these purposes or other purposes, we intend to limit our borrowing to an amount no greater than 50% of our shareholders' equity at the time of the borrowing. However, subject to the approval of the Board, we may borrow an amount in excess of 50% of our shareholders’ equity at the time of the borrowing.

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

Contractual Obligations and Commitments

As of March 31, 2016, we had no outstanding borrowings under the Credit Agreement.  See Note 5 of the Notes to the Unaudited Consolidated Financial Statements.

The Company and its operating subsidiaries have entered into the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement with the Manager and the 2016 Credit Facility with the Lender.

Investment Management Agreement.  Pursuant to the Investment Management Agreement, we are obligated to pay the Manager a management fee (the "Management Fee") equal to 1.5% of our average total shareholders' equity (as defined in the Investment Management Agreement) per annum, calculated and payable in arrears in cash each quarter (or part thereof) that the Investment Management Agreement is in effect.

As of March 31, 2016, our total shareholders' equity was $179.1 million.  Assuming that our average total shareholders' equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $2.7 million per year pursuant to this agreement.

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

Since the Underwriting and Insurance Management Agreement is dependent on our future performance, we are unable to determine the amount of Performance Fees we would expect to pay the Manager in future periods pursuant to this agreement. During the first three months of 2016, we incurred $0.4 million in Performance Fees pursuant to this agreement.

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

Credit Facility Agreement. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018.

Borrowings under the 2016 Credit Facility will bear interest, set at the time of the borrowing, at a rate equal to the LIBOR rate plus 150 basis points.  Upon consummation of the 2016 Credit Facility, a one-time fee of $20,000 was due to the Lender in connection with the set-up of the facility.

Certain Termination Provisions Associated with the Foregoing Agreements.  We may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement for five years after the completion of the IPO, whether or not the Manager’s performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), we must pay a one-time termination fee to the Manager equal to 5% of our GAAP shareholders' equity, calculated as of the most recently completed quarter prior to the date of termination. In addition, if the Investment Management Agreement, the Underwriting and Insurance Management Agreement, or the Administrative Services Agreement is terminated for any reason, the Lender may terminate the 2016 Credit Facility and we would be required to repay any outstanding amounts under the 2016 Credit Facility.

As of March 31, 2016, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $9.0 million.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at March 31, 2016 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Off-Balance Sheet Arrangements

As of March 31, 2016, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

	Three Months Ended March 31,
($ in millions)	2016	2015
Net cash provided by operating activities	$26.0	$6.2
Net cash used in financing activities	(23.9)	(9.8)
Net increase (decrease) in cash and cash equivalents	2.1	(3.6)
Cash and cash equivalents, beginning of period	6.1	11.5
Cash and cash equivalents, end of period	$8.2	$7.9

We experienced a net increase of $2.1 million and a net decrease of $3.6 million in our cash and cash equivalents during the three month periods ended March 31, 2016 and 2015, respectively.

During the three month period ended March 31, 2016, our premium collections and other operating activities exceeded our transfers of cash and cash equivalents into trusts established by Blue Water Re and payments of general and administrative expenses by $26.0 million. We also paid $10.9 million in dividends to holders of Common Shares and RSUs and repaid $13.0 million under the Credit Agreement during the period.

During the three month period ended March 31, 2015, our premium collections and other operating activities exceeded our transfers of cash and cash equivalents into trusts established by Blue Water Re and payments of general and administrative expenses by $6.2 million. We also paid $5.8 million in dividends to holders of Common Shares and RSUs and repaid $4.0 million under the Credit Agreement during the period.

Summary of Critical Accounting Policies and Estimates

Our Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported and disclosed amounts of our assets and liabilities as of the balance sheet dates and the reported amounts of our revenues and expenses during the reporting periods. We believe the items that require the most subjective and complex estimates are: (i) our loss and LAE reserves; and (ii) our written and earned reinsurance premiums.  In addition, we qualify as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), which significantly affects certain of our reporting requirements.

Our accounting policies for these items are of critical importance to our Unaudited Consolidated Financial Statements.

Loss and LAE Reserves

As of March 31, 2016 our best estimate for gross and net unpaid loss and LAE reserves was $5.1 million, with IBNR representing approximately 54% of such reserves.

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

Further information regarding our loss and LAE reserve estimates is included in the section entitled "Summary of Critical Accounting Policies and Estimates" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2015 Form 10-K, as filed with the SEC.

Written and Earned Reinsurance Premiums

During the three month periods ended March 31, 2016 and 2015, we wrote $17.4 million and $20.1 million in reinsurance premiums, respectively, and earned reinsurance premiums of $10.3 million and $9.8 million, respectively.

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

Detailed information regarding our written and earned reinsurance premiums is included in the section entitled "Summary of Critical Accounting Policies and Estimates"  in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"  included in the 2015 Form 10-K, as filed with the SEC.

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

We have also determined that, as an emerging growth company, we will not: (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404(b); (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements; or (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of our CEO's compensation to median employee compensation.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Refer to the 2015 Form 10-K, as filed with the SEC, and in particular Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."  As of March 31, 2016, there were no material changes to our market risks as described in the 2015 Form 10-K, as filed with the SEC.

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
(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.      Risk Factors.

Before investing in any of our securities, you should carefully consider the risk factors and all other information set forth in our 2015 Form 10-K. There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2015 Form 10-K.

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

Exhibit
Number	Description of Document

10	Credit Facility Agreement, dated May 6, 2016, between Blue Capital Reinsurance Holdings Ltd, and Endurance Investments Holdings Ltd. (*)

11	Statement Re: Computation of Per Share Earnings (included as Note 4 of the Notes to the Unaudited Consolidated Financial Statements).

31.1	Certification of Adam Szakmary, CEO of Blue Capital Reinsurance Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Greg A. Garside, CFO of Blue Capital Reinsurance Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of Adam Szakmary and Greg A. Garsidee, CEO and CFO, respectively, of Blue Capital Reinsurance Holdings Ltd., pursuant to 18 U.S.C. Section 1350. (*)

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as at March 31, 2016 (unaudited) and December 31, 2015; (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Consolidated Statements of Changes in Shareholders' Equity; (iv) the Unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

By:	/s/ GREG A. GARSIDE

Name:	Greg A. Garside
Title:	Chief Financial Officer
(Principal Financial Officer)

May 9, 2016