Form 10-Q
period 2016-06-30
Blue Capital Reinsurance Holdings Ltd.
filed 2016-08-05
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, the registrant had 8,756,071 common shares outstanding, with a par value of $1.00 per share ("Common Shares").

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

•	potential treatment of us as an investment company or a passive foreign investment company for purposes of U.S. securities laws or U.S. federal taxation, respectively;

•	the impact of the United Kingdom's June 2016 referendum on European Union membership and the potential withdrawal of the United Kingdom from the European Union;

•	the amount and timing of reinsurance recoveries;

•	the effects of competitors' pricing policies, and of changes in laws and regulations on competition, industry consolidation and development of competing financial products;

•	the overall level of competition, and the related supply and demand dynamics in our markets relating to growing capital levels in our industry;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	declining demand due to increased retentions by cedants and other factors;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues;

•	the ability of the counterparty institutions with which we conduct business to continue to meet their obligations to us;

•	operational risks, including the risk of fraud and any errors and omissions, as well as technology breaches or failures;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and

•	changes in accounting principles or the application of such principles by regulators.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

 BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions of U.S. dollars, except per share amounts)	2016	2015
Assets	(Unaudited)
Cash and cash equivalents	$7.1	$6.1
Reinsurance premiums receivable	11.9	15.9
Deferred reinsurance acquisition costs	0.9	0.1
Funds held by ceding companies	183.8	195.3
Other assets	2.0	0.2
Total Assets	$205.7	$217.6
Liabilities
Loss and loss adjustment expense reserves	$9.6	$4.0
Unearned reinsurance premiums	6.3	1.3
Debt	—	13.0
Reinsurance balances payable	5.1	7.6
Other liabilities (See Note 7)	6.2	4.1
Total Liabilities	27.2	30.0
Commitments and contingent liabilities (See Note 8)	—	—
Shareholders' Equity
Common Shares, at par value - 8,756,071 shares issued and outstanding (2015 - 8,752,335)	8.8	8.8
Additional paid-in capital	165.4	165.3
Retained earnings	4.3	13.5
Total Shareholders' Equity	178.5	187.6
Total Liabilities and Shareholders' Equity	$205.7	$217.6

See notes to the unaudited consolidated financial statements, including Note 7 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of U.S. dollars, except per share amounts)	2016	2015	2016	2015
Revenues
Reinsurance premiums written	$9.3	$7.6	$26.7	$27.7
Change in net unearned reinsurance premiums	2.1	2.1	(5.0)	(8.2)
Net reinsurance premiums earned	11.4	9.7	21.7	19.5
Net loss from derivative instruments	(0.1)	—	(0.1)	—
Total revenues	11.3	9.7	21.6	19.5
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	6.0	0.1	7.8	0.9
Reinsurance acquisition costs	2.1	2.2	4.2	4.5
General and administrative expenses	1.2	1.9	2.7	3.2
Non-underwriting expenses:
Interest expense	—	—	—	—
Total expenses	9.3	4.2	14.7	8.6
Net income and comprehensive income	$2.0	$5.5	$6.9	$10.9
Per share amounts:
Basic and diluted earnings per Common Share	$0.22	$0.63	$0.79	$1.25
Dividends declared per Common Share and RSU	0.30	0.30	1.84	1.26

See notes to the unaudited consolidated financial statements, including Note 7 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2016 and 2015

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained earnings
(In millions of U.S. dollars)
Balance at January 1, 2016	$187.6	$8.8	$165.3	$13.5
Net income	6.9	—	—	6.9
Expense recognized for RSUs	0.1	—	0.1	—
Dividends declared - Common Shares and RSUs	(16.1)	—	—	(16.1)
Balance at June 30, 2016	$178.5	$8.8	$165.4	$4.3

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained earnings
(In millions of U.S. dollars)
Balance at January 1, 2015	$180.5	$8.8	$165.2	$6.5
Net income	10.9	—	—	10.9
Expense recognized for RSUs	0.1	—	0.1	—
Dividends declared - Common Shares and RSUs	(11.0)	—	—	(11.0)
Balance at June 30, 2015	$180.5	$8.8	$165.3	$6.4

See notes to the unaudited consolidated financial statements, including Note 7 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In millions of U.S. dollars)	2016	2015
Cash flows provided by operating activities:
Net income	$6.9	$10.9
Charges to reconcile net income to net cash and cash equivalents from operations:
Expense recognized for RSUs	0.1	0.1
Net change in:
Loss and loss adjustment expense reserves	5.6	(2.5)
Unearned reinsurance premiums	5.0	8.2
Reinsurance balances payable	(2.5)	1.9
Deferred reinsurance acquisition costs	(0.8)	(0.9)
Reinsurance premiums receivable	4.0	(8.3)
Funds held by ceding companies	11.5	(6.0)
Other liabilities	(0.5)	0.6
Other assets	(1.8)	0.6
Net cash and cash equivalents provided by operating activities	27.5	4.6
Net cash and cash equivalents provided by investing activities	—	—
Cash flows used in financing activities:
Dividends paid - Common Shares and RSUs	(13.5)	(8.4)
Borrowings under the Credit Agreements	—	5.0
Repayments of borrowings under the Credit Agreements	(13.0)	(4.0)
Net cash and cash equivalents used in financing activities	(26.5)	(7.4)
Net increase (decrease) in cash and cash equivalents during the period	1.0	(2.8)
Cash and cash equivalents - beginning of period	6.1	11.5
Cash and cash equivalents - end of period	$7.1	$8.7

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance also changes employers' accounting for an employee's use

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 1.          Basis of Presentation and Summary of Significant Accounting Policies, cont'd of shares to satisfy the employer's statutory income tax withholding obligation, and accounting for forfeitures. ASU 2016-09 is effective for public business entities for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. ASU 2016-09 is not expected to impact the Company's Consolidated Financial Statements.

NOTE 2.          Written and Earned Reinsurance Premiums

Written premiums represent business bound from ceding companies and net earned premiums represent the portion of net written premiums (gross written premiums less any ceded reinsurance) which is recognized as revenue over the period of time that coverage is provided.

Blue Capital seeks to diversify its exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities. The following table sets forth a breakdown of Blue Capital's premiums written by geographic area of risks insured during the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Worldwide(1)	$6.5	70%	$5.5	73%	$18.6	70%	$14.0	50%
USA:
Nationwide	0.2	2%	0.1	1%	3.4	13%	5.5	20%
Florida	2.4	26%	1.9	25%	2.8	10%	2.4	9%
Gulf region	0.2	2%	0.1	1%	0.7	3%	1.6	6%
California	—	—%	—	—%	0.3	1%	0.7	3%
Midwest region and other	—	—%	—	—%	0.4	1%	0.6	2%
Mid-Atlantic region	—	—%	—	—%	0.4	1%	0.4	1%
Worldwide, excluding U.S.(2)	—	—%	—	—%	0.1	1%	2.5	9%
Total premiums written	$9.3	100%	$7.6	100%	$26.7	100%	$27.7	100%
 (1)            "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.
 (2)              "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

The following table sets forth a breakdown of Blue Capital's net reinsurance premiums earned by geographic area of risks insured during the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Worldwide(1)	$9.2	80%	$6.2	64%	$17.4	79%	$12.5	64%
USA:
Nationwide	1.0	9%	1.5	16%	1.8	8%	2.9	15%
Florida	0.6	5%	0.5	5%	1.2	6%	1.1	6%
Gulf region	0.2	2%	0.5	5%	0.4	2%	0.9	5%
California	0.1	1%	0.1	1%	0.2	1%	0.3	1%
Midwest region and other	—	—%	0.1	1%	0.2	1%	0.3	1%
Mid-Atlantic region	0.1	1%	0.1	1%	0.2	1%	0.2	1%
Worldwide, excluding U.S.(2)	0.2	2%	0.7	7%	0.3	2%	1.3	7%
Total net premiums earned	$11.4	100%	$9.7	100%	$21.7	100%	$19.5	100%
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

NOTE 3.                      Derivative Instruments

Inward Industry Loss Warranty ("ILW") Swaps

In February 2016, Blue Capital Re ILS entered into an inward ILW swap (the "2016 Inward ILW Swap") with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured. In return for a fixed payment received of $0.4 million, Blue Capital Re ILS is required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from February 2016 to February 2017. Blue Capital Re ILS's maximum payment obligation under the 2016 Inward ILW Swap is $2.7 million. Through June 30, 2016, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the 2016 Inward ILW Swap.

The 2016 Inward ILW Swap is valued on the basis of models developed by the Manager, which represent unobservable (Level 3) inputs. As of June 30, 2016, the fair value of the 2016 Inward ILW Swap was $0.3 million, which was recorded as an "other liability" on the Company's June 30, 2016 Unaudited Consolidated Balance Sheet.

During each of the three and six month period ended June 30, 2016, Blue Capital Re ILS recognized income from derivative instruments of less than $0.1 million, pursuant to the 2016 Inward ILW Swap.

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

During the three and six month periods ended June 30, 2015, Blue Capital Re ILS recognized income from derivative instruments of less than $0.1 million and $0.1 million, respectively, pursuant to the 2015 Inward ILW Swap.

Outward ILW Swaps

In April 2016, Blue Capital Re ILS entered into various outward ILW swaps (the “2016 Outward ILW Swaps”) with third-parties in order to purchase protection against natural catastrophes across multiple geographic zones from April 2016 to April 2017. In return for fixed payments totaling $2.0 million, Blue Capital Re ILS is entitled to receive floating payments in the event of certain losses incurred by the insurance industry as a whole. The maximum aggregate recovery to Blue Capital Re ILS from the 2016 Outward ILW Swaps is $14.5 million. Through June 30, 2016, Blue Capital Re ILS was not aware of any industry loss event occurring which would have triggered a recovery under the 2016 Outward ILW Swaps.

The 2016 Outward ILW Swaps are valued on the basis of modeling developed by the Manager, which represents unobservable (Level 3) inputs. As of June 30, 2016, the fair value of the 2016 Outward ILW Swaps was $1.8 million, which was recorded as an “other asset” on the Company's June 30, 2016 Consolidated Balance Sheet.

During the three and six month periods ended June 30, 2016, Blue Capital Re recognized a loss from derivative instruments of $0.2 million pursuant to the 2016 Outward ILW Swaps.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 3.                      Derivative Instruments, cont'd

In June 2015, Blue Capital Re ILS entered into an outward ILW swap (the “2015 Outward ILW Swap”) with a third-party in order to purchase protection against U.S. wind exposures from June 2015 to December 2015. In return for a fixed payment of $0.7 million, Blue Capital Re ILS was entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Blue Capital Re ILS under the 2015 Outward ILW Swap was $3.7 million. Through June 30, 2015, Blue Capital Re ILS was not aware of any industry loss event occurring which would have triggered a recovery under the 2015 Outward ILW Swap.

The 2015 Outward ILW Swap was valued on the basis of a model developed by the Manager, which represented unobservable (Level 3) inputs.

During each of the three and six month periods ended June 30, 2015, Blue Capital Re recognized a loss from derivative instruments of less than $0.1 million pursuant to the 2015 Outward ILW Swap

NOTE 4.                      Basic and Diluted Earnings per Common Share

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

The following table outlines the Company's computation of its basic and diluted earnings per Common Share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$2.0	$5.5	$6.9	$10.9
Less: net earnings allocated to participating securities(1)	—	—	—	—
Earnings per Common Share numerator	$2.0	$5.5	$6.9	$10.9
Average Common Shares outstanding (in thousands of shares)	8,753	8,751	8,753	8,750
Basic and diluted earnings per Common Share	$0.22	$0.63	$0.79	$1.25
(1)         During the three and six month periods ended June 30, 2016 and 2015, the net earnings allocated to participating securities totaled less than $0.1 million.

Dividends to Holders of Common Shares and RSUs

The Company declared regular cash dividends per Common Share and RSU of $0.30 during each of the three month periods ended June 30, 2016 and 2015 and $0.60 per Common Share and RSU during each of the six month periods ended June 30, 2016 and 2015.  In addition, in February 2016 and 2015, the Company declared special dividends with respect to its 2015 and 2014 Distributable Income of $1.24 and $0.66, respectively, per Common Share and RSU. As of June 30, 2016, the Company had $2.6 million of dividends payable to holders of Common Shares and RSUs, which is included within "other liabilities" on its Unaudited Consolidated Balance Sheet at that date. As of December 31, 2015, the Company had no dividends payable to holders of Common Shares and RSUs.

The total amount of dividends paid to holders of Common Shares and RSUs during the six month periods ended June 30, 2016 and 2015 was $13.5 million and $8.4 million, respectively.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 4.                      Basic and Diluted Earnings per Common Share cont'd

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

NOTE 5.                      Credit Agreement

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Endurance. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. The 2016 Credit Facility replaces the 2014 Credit Agreement and related Guarantee Agreement which expired on April 29, 2016.  Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points. A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  If the Company fails to comply with any these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of June 30, 2016, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility.

On May 1, 2015, the Company renewed its 364-day unsecured credit agreement (the "2014 Credit Agreement", together with the 2016 Credit Facility the "Credit Agreements") which permitted it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes.  Borrowings under the 2014 Credit Agreement incurred interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points. The Company was also subject to an ongoing annual commitment and administrative fee of 0.375% of the facility's total capacity.

Endurance served as a guarantor of the Company's obligations under the 2014 Credit Agreement and received an annual guarantee fee from the Company equal to 0.125% of the facility's total capacity (the "Guarantee Agreement").  See Note 7.

As of June 30, 2016 and December 31, 2015, the Company had nil and $13.0 million of outstanding borrowings, respectively, under the Credit Agreements. With respect to the Company's outstanding borrowings at December 31, 2015, $4.0 million was repaid on February 2, 2016 and was subject to an annual interest rate of 1.33%, $5.0 million was repaid on February 22, 2016 and was subject to an annual interest rate of 1.48% and $4.0 million was repaid on March 11, 2016 and was subject to an annual interest rate of 1.51%.

During each of the six month periods ended June 30, 2016 and 2015, the Company paid interest on its borrowings under the Credit Agreements of $0.1 million and less than $0.1 million, respectively.

During each of the three and six month periods ended June 30, 2016, the Company incurred less than $0.1 million in facility and structuring fees in connection with the Credit Agreements. These fees are included within ''general and administrative expenses'' on the Company's Unaudited Consolidated Statements of Income and Comprehensive Income.

During the three and six month periods ended June 30, 2015, the Company incurred less than $0.1 million and $0.1 million, respectively, in facility and structuring fees in connection with the Credit Agreements. These fees are included within ''general and administrative expenses'' on the Company's Unaudited Consolidated Statements of Income and Comprehensive Income.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 5.                      Credit Agreement cont'd

The 2014 Credit Agreement, which expired on April 29, 2016, contained covenants that limited the Company's ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.  The 2014 Credit Agreement also contained covenants that required: (i) the Company to maintain a debt to total capitalization ratio of less than or equal to 22.5%; (ii) the Company to maintain a consolidated tangible net worth of no less than 70% of its consolidated tangible net worth as of May 2, 2014 (the original closing date of the Credit Agreement); (iii) Endurance to maintain a debt to total capitalization ratio of less than 35.0%; (iv) Endurance to maintain a consolidated tangible net worth of no less than $1.8 billion; and (v) each of Endurance's regulated insurance subsidiaries that has a claims paying rating from A.M. Best to maintain a rating of at least "B++." If the Company or Endurance failed to comply with any of these covenants, the lender could have revoked the facility and exercised remedies against the Company or Endurance.

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

During the three and six months ended June 30, 2016 and 2015, the Company awarded a total of 7,095 RSUs (2015: 7,000) to directors of its Board. The RSUs earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the RSUs was $0.1 million (2015: $0.1 million). In determining the grant date fair value associated with the RSUs, the Company assumed a forfeiture rate of zero. The forfeiture assumption associated with the RSUs may be adjusted, if necessary, based on future experience.

During the three and six months ended June 30, 2016, 3,736 RSUs (2015: 2,335) vested. The fair value of the vesting RSUs was $0.1 million (2015: less than $0.1 million).

There were no forfeits of RSUs during the three and six month periods ended June 30, 2016 and 2015.

During each of the three months ended June 30, 2016 and 2015, the Company recognized less than $0.1 million of RSU expense. During each of the six months ended June 30, 2016 and 2015, the Company recognized $0.1 million of RSU expense. At June 30, 2016 compensation costs not yet recognized related to unvested RSUs was $0.2 million.

As of June 30, 2016 and December 31, 2015, there were 13,158 and 9,799 RSUs outstanding under the 2013 LTIP.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 7.               Related Party Transactions

As of June 30, 2016 and December 31, 2015, Endurance and its wholly owned subsidiary, Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), owned 33.3% of the Company's outstanding Common Shares.

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

Credit Facility Agreement. The Company entered into the 2016 Credit Facility with Endurance Investment Holdings Ltd. (the "Lender"), a subsidiary of Endurance, on May 6, 2016.  The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 7.               Related Party Transactions cont'd

Fees Incurred Pursuant to the Aforementioned Agreements

During the three and six month period ended June 30, 2016, the Company incurred general and administrative expenses of: (i) $0.7 million and $1.4 million pursuant to the Investment Management Agreement; (ii) $0.1 million and $0.3 million pursuant to the Administrative Services Agreement; and (iii) nil and $0.4 million pursuant to the Underwriting and Insurance Management Agreement.

During the three and six month period ended June 30, 2015, the Company incurred general and administrative expenses of: (i) $0.6 million and $1.3 million, respectively, pursuant to the Investment Management Agreement; (ii) $0.2 million and $0.3 million, respectively, pursuant to the Administrative Services Agreement; and (iii) $0.5 million and $0.6 million, respectively, pursuant to the Underwriting and Insurance Management Agreement.

During each of the three and six month periods ended June 30, 2016 and 2015, the Company incurred fees of less than $0.1 million pursuant to Endurance's guarantee of the Company's obligations with respect to the Guarantee Agreement. The Company incurred fees of less than $0.1 million under the 2016 Credit Facility during the three and six month periods ended June 30, 2016. See Note 5.

As of June 30, 2016 and December 31, 2015, the Company owed Endurance $2.2 million and $2.9 million for the services performed pursuant to the aforementioned agreements, respectively, which are included within "other liabilities" on the Company's Consolidated Balance Sheets at those dates.

NOTE 8.               Commitments and Contingent Liabilities

Commitments

As of June 30, 2016 and December 31, 2015, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of its initial public offering on November 5, 2013 (the "IPO"), whether or not the Manager's performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders' equity (approximately $8.9 million as of June 30, 2016).

Amounts Held in Trust for the Benefit of Ceding Companies

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

As of June 30, 2016, Blue Capital Re ILS had pledged $3.1 million of its cash and cash equivalents to trust accounts established for the benefit of third parties. As of December 31, 2015, Blue Capital Re and Blue Capital Re ILS had collectively pledged $5.1 million of their cash and cash equivalents to trust accounts established for the benefit of third parties ($5.1 million) and Blue Water Re (less than $0.1 million). The cash and cash equivalents pledged to Blue Water Re at December 31, 2015 represented funds that had not yet been formally transferred to a trust account to collateralize Blue Capital Re's obligations to Blue Water Re. See Note 7. These amounts are presented on the Company's Consolidated Balance Sheets as "cash and cash equivalents."

As of June 30, 2016 and December 31, 2015, Blue Capital had transferred $183.8 million and $195.3 million of its cash and cash equivalents, respectively, to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement. See Note 7. These amounts are presented on the Company's Consolidated Balance Sheets as "funds held by ceding companies."

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

The Company and its subsidiaries had no unresolved legal proceedings at June 30, 2016 and December 31, 2015.

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

NOTE 9.               Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  These estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Blue Capital carries its assets and liabilities that constitute financial instruments on its Consolidated Balance Sheets at fair value with the exception of its outstanding borrowings under the Credit Agreements.

At June 30, 2016 and December 31, 2015, the fair value of the Company's outstanding borrowings under the Credit Agreements, each of which were of a short duration, approximated their carrying value of nil and $13.0 million, respectively. See Note 5.

Item 2.                   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2016 and 2015, and our financial condition as of June 30, 2016 and December 31, 2015.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2015 Form 10-K, as filed with the SEC.

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

We experienced continued competition during the January 1 and June 1, 2016 renewal periods, due to relatively light industry catastrophe losses experienced over the past several years. As a result, we experienced an overall rate decrease of approximately 7% and 3% on the risks we wrote at January 1, and June 1, 2016, respectively, versus those written a year ago. Despite the competitive market conditions we currently face, through the efforts of the Manager thus far in 2016, we believe that we have achieved preferred signings with our business partners including a shift in the profile of renewal premiums where we increased our participation in the retrocessional quota share agreement with Endurance Bermuda and reduced the amount of other indemnity reinsurance and retro ILW business in our portfolio.

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

Our consolidated results of operations for the three and six month periods ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Revenues
Reinsurance premiums written	$9.3	$7.6	$26.7	$27.7
Change in net unearned reinsurance premiums	2.1	2.1	(5.0)	(8.2)
Net reinsurance premiums earned	11.4	9.7	21.7	19.5
Net loss from derivative instruments	(0.1)	—	(0.1)	—
Total revenues	11.3	9.7	21.6	19.5
Expenses
Underwriting expenses:
Loss and LAE - current year losses	6.1	0.5	7.2	1.4
Loss and LAE - prior year losses	(0.1)	(0.4)	0.6	(0.5)
Reinsurance acquisition costs	2.1	2.2	4.2	4.5
General and administrative expenses	1.2	1.9	2.7	3.2
Non-underwriting expenses:
Interest expense	—	—	—	—
Total expenses	9.3	4.2	14.7	8.6
Net income and comprehensive income	$2.0	$5.5	$6.9	$10.9
Loss and LAE ratio	53.1%	0.7%	35.9%	4.6%
Reinsurance acquisition cost ratio	18.6%	23.3%	19.6%	23.0%
General and administrative expense ratio	10.3%	19.1%	12.3%	16.2%
GAAP combined ratio	82.0%	43.1%	67.8%	43.8%

Reinsurance Premiums Written and Earned

During the three months ended June 30, 2016 and 2015, we wrote $9.3 million and $7.6 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The increase in reinsurance premiums written during the second quarter of 2016 versus that of the comparable 2015 period resulted as we increased our participation in the retrocessional quota share agreement with Endurance Bermuda (the "Endurance Quota Share Agreement") under which premiums are recorded as written uniformly over the period of the agreement. In addition, higher reinstatement premiums were recorded in 2016 through the Endurance Quota Share Agreement as a result of loss activity in the period.

During the six month periods ended June 30, 2016 and 2015, we wrote $26.7 million and $27.7 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the first six months of 2016, versus that of the comparable 2015 period, was primarily the result of business mix changes year over year which resulted in timing differences in the recognition of written premiums. In 2016, there was a reduction in the amount of other indemnity reinsurance and retro ILW business renewed in January on which we recognize the entire ultimate premium at inception as written. Additionally, we increased our participation in the retrocessional quota share agreement with Endurance Bermuda under which premiums are recorded as written uniformly over the period of the agreement. Rate declines on some of the business we renewed in the period also contributed to the decrease in reinsurance premiums written.

Net premiums earned increased during the three and six month periods ended June 30, 2016, versus that of the comparable 2015 periods due to the increased participation in the Endurance Quota Share Agreement, partially offset by the impact of non-renewals on other contracts.

See Note 2 of the Notes to the Unaudited Consolidated Financial Statements.

Net Loss from Derivative Instruments

During the three and six month period ended June 30, 2016, our in-force derivative contracts included the 2016 Inward ILW Swap and the 2016 Outward ILW Swaps. During the three and six month periods ended June 30, 2015, our in-force derivative contracts included the 2015 Inward ILW Swap and the 2015 Outward ILW Swap.

During each of the three and six month period ended June 30, 2016, we recognized $0.1 million of net loss from derivative instruments. During each of the three and six month periods ended June 30, 2015, we recognized less than $0.1 million of net income from derivative instruments.

See Note 3 of the Notes to the Unaudited Consolidated Financial Statements.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Loss and LAE incurred - current year	$6.1	$0.5	$7.2	$1.4
Loss and LAE incurred - prior year	(0.1)	(0.4)	0.6	(0.5)
Total loss and LAE incurred	$6.0	$0.1	$7.8	$0.9
Loss and LAE ratio	53.1%	0.7%	35.9%	4.6%

During the three and six month period ended June 30, 2016, we established $6.1 million and $7.2 million of loss and LAE reserves, respectively, for estimated losses incurred during such periods primarily driven by the catastrophe events summarized in the following table. During the three and six month periods ended June 30, 2015, we established $0.5 million and $1.4 million of net loss and LAE reserves, respectively, for estimated losses incurred during such periods, nearly all of which constituted IBNR reserves. There were no individually significant loss events that impacted us during the three and six month periods ended June 30, 2015.

Event Date	Event	Loss and loss adjustment expenses
	(U.S. dollars in millions)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
May 2016	Canadian wildfires	$4.2	$4.2
	Other loss events (1)	$1.6	$1.6
		$5.8	$5.8
(1) Other loss events for both the three and six month periods ended June 30, 2016 included the Texas hailstorm, Japanese earthquake and European flood events for which the losses were individually below $1.0 million.

During the three months ended June 30, 2016, we recognized $0.1 million of favorable loss and LAE reserve development and in the six months ended June 30, 2016 we recognized $0.6 million of adverse loss and LAE reserve development for estimated losses incurred during 2015 the latter of which primarily resulted from December storms in the U.K. In addition, during the three and six month period ended June 30, 2015, we recognized $0.4 million and $0.5 million of favorable loss and LAE reserve development, respectively, for estimated losses incurred during 2014.

Reinsurance Acquisition Costs

The following table summarizes our consolidated reinsurance acquisition costs and our reinsurance acquisition cost ratios for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Commissions, brokerage costs, fronting fees and other	$2.1	$1.6	$3.7	$3.4
Profit commissions	—	0.6	0.5	1.1
Total reinsurance acquisition costs	$2.1	$2.2	$4.2	$4.5
Reinsurance acquisition cost ratio	18.6%	23.3%	19.6%	23.0%

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

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs increased in the three and six months ended June 30, 2016, versus the comparable 2015 periods, primarily reflecting the increase in earned premium. Our profit commissions incurred, which fluctuate based on our loss experience, were lower in 2016 as a result of the loss events impacting our results.

General and Administrative Expenses

The following table summarizes our consolidated general and administrative expenses and our general and administrative expense ratios for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Investment Management Agreement fees	$0.7	$0.6	$1.4	$1.3
Administrative Services Agreement fees	0.1	0.2	0.3	0.3
Underwriting and Insurance Management Agreement fees	—	0.5	0.4	0.6
Public company expenses	0.4	0.6	0.6	1.0
Total general and administrative expenses	$1.2	$1.9	$2.7	$3.2
General and administrative expense ratio	10.3%	19.1%	12.3%	16.2%

See Note 7 of the Notes to the Unaudited Consolidated Financial Statements for further information regarding the nature of the expenses that we incur pursuant to the agreements with the Manager and other affiliates of Endurance.

The expenses we have incurred pursuant to the Investment Management Agreement and Administrative Services Agreement have remained consistent from period to period.  During the three and six month period ended June 30, 2016, we incurred nil and $0.4 million of performance fees pursuant to the Underwriting and Insurance Management Agreement. The absence of a performance fee expense in the quarter ended June 30, 2016 was due to our financial results not meeting the level of return to trigger a fee in the period.

Our public company expenses incurred during the periods presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company. The decrease in these expenses in 2016 compared to 2015 is due to higher legal and professional fees in connection with the May 2015 amendment and renewal of the 2014 Credit Agreement.

Interest Expense

During the three and six month periods ended June 30, 2016 and 2015, we incurred interest expense on our borrowings under the Credit Agreements of less than $0.1 million.

Income Taxes

We were not subject to income taxes in any jurisdiction during the periods presented.

Summary Financial Results

Three and Six Month Periods Ended June 30, 2016

We ended the second quarter of 2016 with a fully converted book value per Common Share ("FCBVPS") of $20.35, an increase of 1.0% for the quarter and 3.6% for the six months ended June 30, 2016 after taking into account dividends declared on Common Shares during the periods. Our net income for the six months ended June 30, 2016 was $6.9 million, which was impacted by a number of loss events in the second quarter. Our GAAP combined ratio was 82.0% and 67.8% for the three and six month periods ended June 30, 2016, respectively.

Three and Six Month Periods Ended June 30, 2015

We ended the second quarter of 2015 with a FCBVPS of $20.59, an increase of 3.0% for the quarter and 6.0% for the six months ended June 30, 2015 after taking into account dividends declared on Common Shares during the periods. The increase in our book value per Common Share, after taking into account dividends declared, was the result of strong underwriting results driven by a lack of major catastrophe loss activity and was evidenced by net income of $10.9 million for the six months ended June 30, 2015. Our GAAP combined ratio was 43.1% and 43.8% for the three and six month periods ended June 30, 2015, respectively.

Book Value Per Common Share

The following table presents our computation of book value per Common Share ("BVPS") and FCBVPS as of selected balance sheet dates:

	June 30, 2016	March 31, 2016	Dec. 31, 2015	June 30, 2015
Book value numerator (in millions of U.S. dollars):
[A] Shareholders' Equity	$178.5	$179.1	$187.6	$180.5
Book value denominators (in thousands of shares):
[B] Common Shares outstanding	8,756	8,752	8,752	8,752
RSUs outstanding	13	10	10	12
[C] Common Shares and RSUs outstanding	8,769	8,762	8,762	8,764
BVPCS [A] / [B]	$20.38	$20.47	$21.44	$20.62
FCBVPS [A] / [C]	20.35	20.44	21.41	20.59
Increase in FCBVPS:(1)
From March 31, 2016	1.0%
From December 31, 2015	3.6%
From June 30, 2015	9.5%
(1)         Computed as the increase in FCBVPS after taking into account dividends declared on Common Shares and RSUs of $0.30, $1.54 and $2.14 during the three, six and twelve month periods ended June 30, 2016, respectively.

Our computations of FCBVPS and the increase in FCBVPS are non-GAAP measures which we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry. However, these measures should not be viewed as a substitute for those determined in accordance with GAAP.

Exposure Management

The following discussion should be read in conjunction with Item 1A "Risk Factors" included in the 2015 Form 10-K and this quarterly report on Form 10-Q, as filed with the SEC, in particular the risk factor entitled "Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties."

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones. On June 1, 2016 our projected net exposures by zone were in compliance with our underwriting guidelines. Namely, our projected net exposure to any one zone was below 50% of our projected shareholders' equity at June 30, 2016.

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

The table that follows details our projected net impact from single event losses as of June 1, 2016 for selected zones at specified return periods using industry-recognized third-party vendor models. It is important to note that each catastrophe model we use contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Since the Manager utilizes a combination of third-party models, its own proprietary models and underwriting judgment to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the table below:

Net Impact from Single Event Losses at Specified Return Periods

	Net Impact (Millions)	Return Period(1)	Percentage of June 30, 2016 Shareholders’ Equity
U.S. - Florida hurricane	$57	1 in 100 year	32%
Japan earthquake	32	1 in 250 year	18%
All other zones			less than 15%
(1)   A "100-year" return period can also be referred to as the 1.0% occurrence exceedance probability ("OEP"), meaning there is an estimated 1.0% chance in any given year that this level will be exceeded.  A "250-year" return period can also be referred to as the 0.4% OEP, meaning there is an estimated 0.4% chance in any given year that this level will be exceeded.

On June 1, 2016 our projected single event loss exposures were within our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our projected shareholders' equity at June 30, 2016, and the projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our projected shareholders' equity at June 30, 2016.

Our projections of the net impact from single event losses may vary considerably within a particular territory depending on the specific characteristics of the event.

Given the limited availability of reliable historical data, there is a great deal of uncertainty with regard to the accuracy of any catastrophe model, especially when contemplating longer return periods.

Our single event loss estimates represent snapshots as of June 1, 2016. The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, losses incurred, the expiration of existing policies and changes in our ceded reinsurance and derivative protections.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from Blue Capital Re to pay its expenses and to repay its outstanding borrowings under the Credit Agreements, as well as to fund the payment of any dividends to its shareholders or share repurchase programs. The ability of Blue Capital Re to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Blue Capital Re may not declare or pay a dividend to the Company if there are reasonable grounds for believing that Blue Capital Re is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Blue Capital Re's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Blue Capital Re, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of June 30, 2016, Blue Capital Re could pay a dividend or return additional paid-in capital totaling approximately $17.8 million (December 31, 2015 – $50.6 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations.

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

As of June 30, 2016, we held $7.1 million of cash and cash equivalents of which: (i) $3.1 million was pledged to trust accounts established for the benefit of third parties; and (ii) $4.0 million represented unencumbered cash on hand.

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Endurance. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. The 2016 Credit Facility replaces the 2014 Credit Agreement and related Guarantee Agreement which expired on April 29, 2016.  Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt. If the Company fails to comply with any these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of June 30, 2016, the Company was in compliance with all of its respective covenants associated with the Credit Facility.

As of June 30, 2016, we had no outstanding borrowings under the 2016 Credit Facility.  See Note 5 of the Notes to the Unaudited Consolidated Financial Statements.

On May 1, 2015, we renewed and amended our 364-day Credit Agreement (the "2014 Credit Agreement") which permitted us to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The 2014 Credit Agreement expired on April 29, 2016.

The 2014 Credit Agreement contained covenants that limited the Company's ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.  The 2014 Credit Agreement also contained covenants that required: (i) the Company to maintain a debt to total capitalization ratio of less than or equal to 22.5%; (ii) the Company to maintain a consolidated tangible net worth of no less than 70% of its consolidated tangible net worth as of May 2, 2014 (the original closing date of the Credit Agreement);  (iii) Endurance to maintain a debt to total capitalization ratio of less than 35.0%; (iv) Endurance to maintain a consolidated tangible net worth of no less than $1.8 billion; and (v) each of Endurance's regulated insurance subsidiaries that has a claims paying rating from A.M. Best to maintain a rating of at least "B++." If the Company or Endurance failed to comply with any of these covenants, the lender could have revoked the facility and exercised remedies against the Company or Endurance.

During the six month period ended June 30, 2016, we declared: (i) a special dividend with respect to 2015 of $1.24 per Common Share and RSU, which was paid on March 15, 2016; (ii) a first quarter 2016 regular dividend of $0.30 per Common Share and RSU, which was paid on April 15, 2016; and (iii) a second quarter 2016 regular dividend of $0.30 per Common Share and RSU, which was paid on July 15, 2016. The total dollar amount of dividends paid during the six month period ended June 30, 2016 was $13.5 million.

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

Capital Resources

Our total shareholders' equity (or total capital) was $178.5 million and $187.6 million as of June 30, 2016 and December 31, 2015, respectively. Our total capital decreased during the six month period ended June 30, 2016 as a result of the declaration of $16.1 million in dividends to holders of Common Shares and RSUs which was partially offset by net income of $6.9 million and equity compensation expense for RSUs of $0.1 million.

We do not consider any short-term borrowings outstanding under the Credit Agreements to be a component of our capital structure.

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

Contractual Obligations and Commitments

As of June 30, 2016, we had no outstanding borrowings under the Credit Agreements.  See Note 5 of the Notes to the Unaudited Consolidated Financial Statements.

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

As of June 30, 2016, our total shareholders' equity was $178.5 million.  Assuming that our average total shareholders' equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $2.7 million per year pursuant to this agreement.

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

Since the Underwriting and Insurance Management Agreement is dependent on our future performance, we are unable to determine the amount of Performance Fees we would expect to pay the Manager in future periods pursuant to this agreement. During the first six months of 2016, we incurred $0.4 million in Performance Fees pursuant to this agreement.

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

As of June 30, 2016, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $8.9 million.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at June 30, 2016 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Off-Balance Sheet Arrangements

As of June 30, 2016, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

	Six Months Ended June 30,
($ in millions)	2016	2015
Net cash provided by operating activities	$27.5	$4.6
Net cash used in financing activities	(26.5)	(7.4)
Net increase (decrease) in cash and cash equivalents	1.0	(2.8)
Cash and cash equivalents, beginning of period	6.1	11.5
Cash and cash equivalents, end of period	$7.1	$8.7

We experienced a net increase of $1.0 million and a net decrease of $2.8 million in our cash and cash equivalents during the six month periods ended June 30, 2016 and 2015, respectively.

During the six month period ended June 30, 2016, our premium collections and other operating activities exceeded our transfers of cash and cash equivalents into trusts established by Blue Water Re and payments of general and administrative expenses by $27.5 million. We also paid $13.5 million in dividends to holders of Common Shares and RSUs and repaid $13.0 million under the Credit Agreement during the period.

During the six month period ended June 30, 2015, our premium collections and other operating activities exceeded our transfers of cash and cash equivalents into trusts established by Blue Water Re and payments of general and administrative expenses by $4.6 million. We also paid $8.4 million in dividends to holders of Common Shares and RSUs and borrowed an incremental $1.0 million under the 2014 Credit Agreement during the period.

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

Loss and LAE Reserves

As of June 30, 2016 our best estimate for gross and net unpaid loss and LAE reserves was $9.6 million, with IBNR representing approximately 30% of such reserves.

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

Written and Earned Reinsurance Premiums

During the six month periods ended June 30, 2016 and 2015, we wrote $26.7 million and $27.7 million in reinsurance premiums, respectively, and earned reinsurance premiums of $21.7 million and $19.5 million, respectively.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Refer to the 2015 Form 10-K, as filed with the SEC, and in particular Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."  As of June 30, 2016, there were no material changes to our market risks as described in the 2015 Form 10-K, as filed with the SEC.

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
(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.      Risk Factors.

Before investing in any of our securities, you should carefully consider the risk factors and all other information set forth in our 2015 Form 10-K, as supplemented by the following risk factor and other information in this Form 10-Q. These risks could materially affect our business, results of operations or financial condition and cause the trading price of our securities to decline. You could lose all or part of your investment. The heading used in this section is solely to aid the reader as to a general category of risk related to investing in the Company. The risk factor listed may apply to more than one category or to the Company generally. Accordingly, the heading used in this section should not be construed as limiting in any manner the general applicability of any of the risk factor included in this section.

The referendum vote by the United Kingdom in favor of leaving the European Union could adversely affect our business.

The United Kingdom held a referendum on June 23, 2016, in which a majority voted for the United Kingdom’s withdrawal from the European Union. As a result of this vote, negotiations are expected to commence to determine the terms of the United Kingdom’s withdrawal from the European Union, as well as its relationship with the European Union going forward (“Brexit”). Brexit has caused and may continue to cause significant volatility in global stock markets and currency exchange rates, which could increase the volatility of, or reduce, the Company’s results in particular periods or over time. Higher levels of political and market turmoil could persist until some clarity emerges around the United Kingdom’s exit process from the European Union and the impact of Brexit on the economies of the other European countries. The geopolitical impacts of Brexit are unknown and may adversely affect long-term European and global economic growth and forecasts, which could adversely impact the demand for the Company’s products.  Brexit could also lead to legal uncertainty and differing laws and regulations between the United Kingdom and the European Union. These uncertainties could affect the operations, strategic position or results of brokers, insurers or reinsurers with whom the Company does business. Any of these potential effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations or financial condition.

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

Exhibit
Number	Description of Document

11	Statement Re: Computation of Per Share Earnings (included as Note 4 of the Notes to the Unaudited Consolidated Financial Statements).

31.1	Certification of Adam Szakmary, CEO of Blue Capital Reinsurance Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Greg A. Garside, CFO of Blue Capital Reinsurance Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of Adam Szakmary and Greg A. Garside, CEO and CFO, respectively, of Blue Capital Reinsurance Holdings Ltd., pursuant to 18 U.S.C. Section 1350. (*)

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as at June 30, 2016 (unaudited) and December 31, 2015; (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Consolidated Statements of Changes in Shareholders' Equity; (iv) the Unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

By:	/s/ GREG A. GARSIDE

Name:	Greg A. Garside
Title:	Chief Financial Officer
(Principal Financial Officer)

August 5, 2016