Form 10-K
period 2016-12-31
Blue Capital Reinsurance Holdings Ltd.
filed 2017-03-01
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the outstanding Common Shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the New York Stock Exchange closing price as of June 30, 2016 for Common Shares) was $162,074,874.

As of February 17, 2017, 8,756,071 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement relating to its 2017 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2016 (the "Form 10-K") may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). The PSLRA provides a "safe harbor" for forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements with respect to us specifically and the insurance and reinsurance business generally, investments, capital markets and the general economic environments in which we operate. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "seek," "will," and similar statements of a future or forward-looking nature identify forward-looking statement for purposes of the PSLRA or otherwise.

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

Our Common Shares trade on the New York Stock Exchange under the symbol "BCRH" and on the Bermuda Stock Exchange under the symbol "BCRH.BH."

Endurance announced on October 5, 2016 that it has entered into a definitive merger agreement (the "Proposed Merger") pursuant to which it will be acquired by Sompo Holdings, Inc. ("Sompo"). The Proposed Merger has been approved by each company's Board of Directors and Endurance's shareholders. The Proposed Merger is expected to close as soon as practicable following the satisfaction of customary closing conditions including regulatory approvals. Following the Proposed Merger, Sompo will be the ultimate beneficial owner of Endurance's shareholding in the Company.

Our business strategy is to build and maintain a diversified portfolio of reinsurance risks that will generate underwriting profits, which we intend principally to distribute to our shareholders through the payment of dividends, with returns commensurate with the amount of risk assumed. We seek to provide our shareholders with the opportunity to own an alternative asset class whose returns we believe have historically been largely uncorrelated to those of other asset classes, such as global equities and bonds. Subject to the discretion of our board of directors (the "Board"), we intend to distribute a minimum of 90% of our annual Distributable Income to holders of our Common Shares. "Distributable Income," a non-GAAP measure, means our GAAP net income plus (minus) non-cash expenses (revenues) recorded in our net income for the period. Subject to the discretion of the Board, we intend to make regular quarterly dividend payments for each of the first three quarters of each year, and either repurchase Common Shares or pay a special dividend after the end of the year. See "Overview" contained in Item 7 herein.

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

Subsidiaries of Endurance manage our reinsurance underwriting decisions and provide us with the services of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"). Through this relationship, we leverage Endurance’s reinsurance underwriting expertise and infrastructure to conduct our business.

As of December 31, 2016, Endurance owned 33.3% of the Company’s outstanding Common Shares.

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

•
Access to Reinsurance Products Not Generally Available to Collateralized Reinsurers. In addition to offering collateralized reinsurance directly to third-party insurance and reinsurance companies, we further benefit from leveraging our relationship with Endurance in order to gain access to a broader range of reinsurance business than we believe is typically available to most collateralized reinsurers. Through a retrocessional contract (the "BW Retrocessional Agreement"), between Blue Capital Re and Blue Water Re, Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with Blue Capital Re’s underwriting guidelines. Pursuant to the BW Retrocessional Agreement, we participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Endurance or other third-party reinsurers, which provide us with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Endurance or other well capitalized third-party rated reinsurers, which allow us to transact business with counterparties who prefer to enter into contracts with rated reinsurers. These arrangements enhance the depth of opportunities available to us, increase the diversification of our portfolio and provide enhanced risk-adjusted returns compared to most other collateralized reinsurers.

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

•
Alignment of Interests Between Our Shareholders and Endurance. Endurance currently owns 33.3% of our outstanding Common Shares. We believe that Endurance’s significant investment in us and our relationship with the Manager aligns Endurance’s interests with those of our shareholders and incentivizes Endurance to maximize returns, while managing risks, for our shareholders.

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

Other fronting agreements may include subsequent (or reinstated) contractual limits of coverage following a covered loss event in return for an additional premium. Under these agreements, Blue Capital Re is required to fully collateralize both the original limit and the reinstated limits. Reinstatement generally occurs under two circumstances: (i) automatically and with no additional premium other than the original premium; or (ii) automatically with an additional premium that is agreed upon when the policy is written.
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

Blue Water Re is Endurance’s market-facing collateralized reinsurer, and it focuses on providing reinsurance protection to primary insurance companies globally. Blue Water Re underwrites and enters into collateralized reinsurance contracts with Endurance and other third-party insurance companies, which transfer all or a portion of the risks and the premiums under these third-party insurance companies’ contracts to Blue Water Re. All or a portion of these risks and premiums are then allocated to Blue Capital Re by way of the BW Retrocessional Agreement. Under this agreement, Blue Capital Re accepts risks from Blue Water Re in exchange for the corresponding premiums relating to the accepted risks.

Quota Share Retrocessional Agreements with Endurance or Other Third-Party Reinsurers

Blue Capital Re also participates in quota share retrocessional reinsurance agreements with Endurance pursuant to the BW Retrocessional Agreement, or directly with other sophisticated reinsurance or insurance companies (those with either a minimum A.M. Best financial strength rating of "A-" (Excellent) or better (or an equivalent rating with another recognized rating agency)), or insurers and reinsurers that are not rated or do not fall within this threshold on a case-by-case basis if collateralized up to policy limits, net of any premiums owed. These agreements allow Blue Capital Re to participate in an agreed percentage of the risks and premiums of certain reinsurance contracts up to a certain amount on a proportional basis. In exchange, the ceding reinsurer charges Blue Capital Re a commission override, which is a percentage of the premiums on these contracts, to compensate it for sourcing the business and retaining the tail risk (meaning the length of time between receiving premiums and paying claims) of these reinsurance contracts. The ceding reinsurer is also reimbursed for acquisition costs, including brokerage and federal excise taxes, and may receive a profit commission in the event of favorable loss experience. These arrangements are negotiated on a case-by-case basis, allowing Blue Capital Re to partake either in a portion or the entirety of the reinsurer’s portfolio or only in certain classes of reinsurance, as determined by the Manager, subject to our underwriting guidelines and the oversight of the Board.

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

Financing, Hedging and Other Investment Activities

We may incur debt, through our existing unsecured credit facility (the "2016 Credit Facility") or otherwise, in order to, among other things: provide working capital; write new business; enter into other reinsurance opportunities; manage our capital requirements; purchase our Common Shares; respond to, or comply with, changes in capital requirements, if any, that the Bermuda Monetary Authority (the "BMA") or other regulatory bodies use to evaluate us; acquire new businesses; or invest in existing businesses. In the event that we borrow for any of these purposes or other purposes, we intend to limit our aggregate borrowing to an amount no greater than 50% of our shareholders’ equity at the time of the borrowing. However, subject to the approval of the Board, we may borrow an amount in excess of 50% of our shareholders’ equity at the time of the borrowing.

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

The Manager, on our behalf and subject to the oversight of the Board, employs selective underwriting criteria in the contracts it chooses to underwrite and spends a significant amount of time with our cedants and brokers to understand the risks and appropriately structure the contracts. As part of our pricing and underwriting process, the Manager assesses, among other factors:

•	the client’s and industry historical loss data and current market conditions;

•	the business purpose served by a proposed contract;

•	the client’s pricing and underwriting strategies;

•	the client’s claims management and mitigation practices;

•	the expected duration for claims to fully develop;

•	the geographic areas in which the client is doing business and its market share;

•	the reputation and financial strength of the client;

•	the reputation and expertise of the broker;

•	proposed contract terms and conditions; and

•	reports provided by third party industry specialists.

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

Neither our CEO nor CFO receives any compensation directly from us for their services. Rather, the services provided by our CEO are deemed to be encompassed within the management fee we are charged by the Manager under the Investment Management Agreement and the services provided by our CFO are directly charged to us by the Manager under the Administrative Services Agreement.

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

Performance Fee
The Manager is entitled to a performance fee (the "Performance Fee") calculated and payable in arrears in cash each quarter (or part thereof) that the Underwriting and Insurance Management Agreement is in effect in an amount, not less than zero, equal to the product of (1) 20% and (2) the difference between (A) our pre-tax, pre-Performance Fee Distributable Income for the then current quarter and (B) a hurdle amount calculated as the product of (i) the weighted average of the issue price per Common Share pursuant to each of our public or private offerings of Common Shares since our inception multiplied by the weighted average number of all Common Shares outstanding (including any restricted share units, any restricted Common Shares and other Common Shares underlying awards granted under our equity incentive plans), as further reduced by the amount, if any, by which our inception-to-date dividends to shareholders exceeds our inception-to-date GAAP net income, and (ii) 2% (equivalent to an 8% annualized hurdle rate); provided, however, that the foregoing Performance Fee is subject to a rolling three-year high water mark.

Term
We generally may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until November 5, 2018, whether or not the Manager’s performance results are satisfactory. Each of these agreements renews automatically on November 5, 2018, and every three years thereafter, unless terminated in accordance with its terms. During the term of these agreements, we may not enter into any other investment management, underwriting and insurance management or services agreement.

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

Capital Management Policy

The Company has in the past and intends to continue to distribute a minimum of 90% of its annual Distributable Income to shareholders and to make such distributions through regular quarterly dividend payments for each of the first three quarters of each year, and either repurchase Common Shares or pay a special dividend after the end of the year. Although the Company’s year-end net income (if any) will vary from year-to-year, the Company expects that in most years the sum of its regular quarterly dividend payments will be less than 90% of its annual Distributable Income. If this is the case, the Company intends to commence a Common Share repurchase program or declare a special dividend in the following year to distribute an amount that, taken together with the prior year’s quarterly dividends, will be at least 90% of its Distributable Income for the prior calendar year. The declaration and payment of a special dividend or commencement of a Common Share repurchase program, if any, may not occur until a significant period of time after the completion of the Company’s calendar year. The commencement of a Common Share repurchase program for a portion of Distributable Income may be elected by the Board thereby reducing or eliminating a special dividend. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview" contained in Item 7 herein.

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

The Company has no substantial operations of its own and relies primarily on cash dividends or distributions from its subsidiaries to pay its operating expenses, amounts owed under the 2016 Credit Facility and dividends to its shareholders. Furthermore, Blue Capital Re, the Company’s wholly-owned reinsurance subsidiary, is regulated as a Class 3A insurer under the Insurance Act by the BMA, and its ability to pay dividends to the Company is limited under Bermuda law and regulations. See "Regulation and Capital Requirements" for more information.

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

The 2016 Credit Facility contains certain covenants that could prohibit or otherwise restrict the Company’s ability to pay dividends to its shareholders or repurchase Common Shares or its subsidiaries’ ability to pay dividends to their parent. We may enter into additional contracts or financing arrangements that prohibit or otherwise restrict the Company’s ability or the ability of its subsidiaries to pay dividends in the future or the Company's ability to repurchase Common Shares.

GROSS PREMIUMS WRITTEN

During the years ended December 31, 2016, 2015 and 2014, we wrote $43.2 million, $38.6 million and $45.0 million of gross reinsurance premiums, respectively.

Gross Written Premiums By Broker

We market our reinsurance policies worldwide primarily through insurance and reinsurance brokers. The majority of our gross premiums written are sourced by the Manager through a limited number of brokers. The broker is not a party to the reinsurance contract.

We and the Manager seek to build long-term relationships with brokers by providing: (i) prompt and responsive service on underwriting submissions; (ii) innovative and customized reinsurance solutions to their clients; and (iii) timely payment of claims. Brokers receive compensation, typically in the form of a commission, based on negotiated percentages of the premium they produce and the performance of other necessary services. Brokerage costs constitute a significant portion of our reinsurance acquisition costs.

The following table sets forth a breakdown of our gross reinsurance premiums written by broker for the years ended December 31, 2016, 2015 and 2014:

	Year Ended		Year Ended		Year Ended
($ in millions)	December 31, 2016		December 31, 2015		December 31, 2014
Aon Benfield	$13.4	31%	$12.4	32%	$15.3	34%
Marsh & McLennan Companies, Inc.	12.8	30%	7.3	19%	7.7	17%
Willis Group Holdings Limited	9.2	21%	6.3	16%	7.6	17%
All other brokers	6.6	15%	12.5	33%	14.1	31%
Gross premiums written through brokers	42.0	97%	38.5	100%	44.7	99%
Gross premiums not written through brokers	1.2	3%	0.1	—%	0.3	1%
Total gross premiums written	$43.2	100%	$38.6	100%	$45.0	100%

As illustrated above, the majority of our reinsurance premiums written are sourced through a limited number of brokers, with Aon Benfield, Marsh & McLennan Companies, Inc. and Willis Group Holdings Limited providing a total of 82% of our reinsurance premiums written for the year ended December 31, 2016. We are therefore highly dependent on these brokers and a loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations. See "Risk Factors" contained in Item 1A herein.

Gross Written Premiums By Geographic Area of Risks Insured

We seek to diversify our exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.

The following table sets forth a breakdown of reinsurance premiums written by geographic area of risks insured for the years ended December 31, 2016, 2015 and 2014:

	Year Ended		Year Ended		Year Ended
($ in millions)	December 31, 2016		December 31, 2015		December 31, 2014
Worldwide (1)	$34.8	81%	$24.1	62%	$30.5	68%
USA:
Nationwide	3.4	8%	5.6	15%	4.7	11%
Florida	2.8	6%	2.4	6%	3.7	8%
Gulf region	0.8	2%	1.7	4%	1.5	3%
California	0.4	1%	0.7	2%	1.2	3%
Midwest region and other	0.4	1%	0.6	2%	1.0	2%
Mid-Atlantic region	0.4	1%	0.4	1%	1.0	2%
Worldwide, excluding U.S. (2)	0.2	—%	3.1	8%	1.4	3%
Total gross premiums written	$43.2	100%	$38.6	100%	$45.0	100%

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

As part of our business model and strategy, we rely on affiliates of Endurance for access to certain segments of the reinsurance market. In particular, pursuant to the BW Retrocessional Agreement, we may participate in: (i) retrocessional, quota share or other agreements in which Endurance or its affiliates have an interest; and (ii) fronting arrangements with Endurance. Although these transactions may present conflicts of interest, we nonetheless continue to pursue and consummate these transactions.

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

Service Agreements with Endurance

We rely on the Manager for services that are essential to the operation of our business. The Manager is a wholly-owned subsidiary of Endurance. As of December 31, 2016 Endurance owned 33.3% of our outstanding Common Shares and had two representatives on our Board of five directors.

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

The BMA has enacted various legislative and regulatory amendments to the Insurance Act to aid in Bermuda’s achievement of regulatory equivalence with that of the European Commission's Solvency II framework in relation to commercial insurance entities. Bermuda has been awarded full equivalence for commercial insurers under Europe's Solvency II regime applicable to insurance companies, which regime came into effect on January 1, 2016. The Insurance Amendment Act 2015 (No. 2) ("Act No. 2") and the Insurance Amendment Act 2015 (No. 3) ("Act No. 3") were proposed during 2015 as part of the BMA’s objective of receiving Solvency II equivalency. Act No. 2 and Act No. 3 were approved by the Bermuda Parliament with the majority of the changes becoming operative on January 1, 2016. Act No. 2 and Act No. 3 materially amend the Insurance Act including to: (i) require certain classes of insurers (including the Company) to maintain their head offices in Bermuda; (ii) require insurers to notify the BMA of any reduction or disposal of shares taking a shareholder controller below 10%, 20%, 33% or 50%; (iii) permit certain classes of insurers to submit condensed audited GAAP financial statements; and (iv) establish the minimum criteria of matters of material significance whereby the approved auditor is required to provide written notice to the BMA of those matters that would impact the BMA’s discharge of its functions under the Insurance Act. The Act No. 3 also materially amends the Insurance Returns and Solvency Regulations 1980 to include the items and the content of the documents to be submitted as part of the required statutory financial returns for insurers carrying on special purpose business. The Insurance (Prudential Standards)(Class 3A Solvency Requirement) Amendment Rules 2015 effective as of January 1, 2016 expands the prudential standards of the Insurance Act to generally include the requirement of insurers and insurance groups to meet regulatory capital and reporting requirements on a statutory economic capital and surplus basis. Further amendments to the Insurance Act provide that all insurers are now required to implement corporate governance policies and processes as the BMA considers appropriate given the nature, size, complexity and risk profile of the insurer and all insurers, on an annual basis, are now required to deliver a declaration to the BMA confirming whether or not they meet the minimum criteria for registration. The Insurance (Public Disclosure) Rules 2015 requires all Class 4, Class3B and Class 3A insurers to produce and publish a Financial Condition Report on their website, or provide a copy to the public on request if they do not have a website, - as part of its annual Bermuda Capital and Solvency requirement. The Financial Condition Report provides particulars on the business performance, governance structure, risk profile, solvency valuation, and capital management of the insurer.

The Bermuda Insurance Code of Conduct (the "Bermuda Insurance Code"), which is a codification of best practices for insurers provided by the BMA, was also amended in 2015 and all insurers had to be in compliance by December 31, 2015. Substantive revisions to the Bermuda Insurance Code included a new requirement for the board of an insurer to ensure that its insurance manager is both fit and able to carry out its duties to ensure that the insurer operates in a prudent manner and a clarification that only limited purpose insurers will be allowed to outsource the CEO and senior executive roles to an insurance manager.
Insurance Manager Code of Conduct

In 2016, the BMA implemented the Insurance Manager Code of Conduct, which establishes duties, requirements and compliance standards to be adhered to by all insurance managers registered under the Bermuda Insurance Act, including the procedure and sound principles to be observed by insurance managers. Insurance managers were required to implement the Insurance Manager Code of Conduct into their operations by December 31, 2016. Failure to comply with the requirements of the Insurance Manager Code of Conduct will be taken into account by the BMA in assessing whether the insurance manager has satisfied its requirement under the minimum criteria for registration to conduct its business in a prudent manner.

However, the BMA takes a proportionate approach to compliance, taking into consideration the nature, scale and complexity of an insurance managers’ business. The Manager is subject to the Insurance Manager Code of Conduct and will be required to file annually prior to June 30 an annual return, and a statutory declaration confirming its compliance with the Insurance Manager Code of Conduct.

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

Classification of Insurers. The Insurance Act distinguishes between insurers (which term includes reinsurers) carrying on long-term business, general business (being everything except life, annuity and certain types of accident and health insurance) and special purpose business. There are six general business classifications for insurers ranging from Class 1 (pure captives) to Class 4 (very large commercial underwriters), with Class 4 insurers being subject to the strictest regulation. There is only one classification of special purpose insurer.

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

For the purpose of the Insurance Act, Blue Capital Re's principal office is the Company's executive offices at Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda. The Manager, a wholly-owned subsidiary of Endurance has been appointed and approved as the principal representative for Blue Capital Re. The principal representative has statutory reporting duties under the Bermuda Insurance Act for certain reportable events, such as threatened insolvency or non-compliance with the Insurance Act or with a condition or restriction imposed on an insurer.

Where there has been a significant loss that is reasonably likely to cause a Class 3A insurer to fail to comply with its enhanced capital requirement (as described in more detail below), the principal representative must furnish the BMA with a capital and solvency return reflecting an enhanced capital requirement prepared using post-loss data. The principal representative must provide this within forty-five days of notifying the BMA of the loss.

In addition, where a notification has been made to the BMA regarding a material change to an insurer's business or structure (as described in more detail below), the principal representative has thirty days from the date of such notification to provide to the BMA unaudited interim statutory financial statements in relation to such period if so requested by the BMA, together with a general business solvency certificate in respect of those statements.

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

An insurer may file an application under the Insurance Act to have the aforementioned ECR requirements waived. In this instance, Blue Capital Re has obtained such a waiver from the BMA and instead is required to submit a modified version of the BSCR model without an ECR.

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

Bermuda Insurance Code. The Bermuda Insurance Code contains the duties, requirements and compliance standards to be adhered to by all insurers. The Bermuda Insurance Code stipulates that insurers are to develop and apply policies and procedures capable of assessment by the BMA. The board of directors of Blue Capital Re has the responsibility to ensure that Blue Capital Re is compliant with the Bermuda Insurance Code and is required to file annually a statutory declaration confirming compliance with the Bermuda Insurance Code.

Insurance Manager Code of Conduct. The Insurance Manager Code of Conduct establishes duties, requirements and compliance standards to be adhered to by all insurance managers registered under the Bermuda Insurance Act, including the procedure and sound principles to be observed by insurance managers. The Manager is subject to the Insurance Manager Code of Conduct and will be required to file annually prior to June 30 an annual return, and a statutory declaration confirming its compliance with the Insurance Manager Code of Conduct.

Group Supervision. The BMA may, in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. An "insurance group" is defined as a group of companies that conducts exclusively, or mainly, insurance business.

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
The Contracts (Rights of Third Parties) Act 2016 became operative in Bermuda on March 28, 2016 and permits third parties, who are expressly identified in a contract but not specifically party to such contract, to be entitled to enforce and benefit from the terms of the contract, subject to certain requirements. The Bermuda legislation closely resembles the existing UK rights of third parties legislation.

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

We will continue to be an emerging growth company until the earliest to occur of: (i) the last day of the year during which we had total annual gross revenues of at least $1.0 billion (as indexed for inflation); (ii) December 31, 2018; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a "large accelerated filer," as defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

As a property reinsurer, we could face losses from terrorism.

We may have substantial exposure to losses resulting from acts of terrorism. It is difficult to predict their occurrence with statistical certainty or to estimate the amount of loss an occurrence will generate. Accordingly, it is possible that our loss reserves will be inadequate to cover this risk. We closely monitor the amount and types of coverage we provide for terrorism risk under reinsurance treaties. We often seek to exclude terrorism when we cannot reasonably evaluate the risk of loss or charge an appropriate premium for such risk. Even in cases where we have deliberately sought to exclude coverage, we may not be able to eliminate our exposure to terrorist acts, and thus it is possible that these acts will have a material adverse effect on us.

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our reinsurance worldwide through reinsurance brokers. In the year ended December 31, 2016, our top three brokers represented approximately 82% of our reinsurance premiums written. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

We do not have any employees of our own. Our CEO and our CFO are employees of Endurance and their services are provided to us through the Investment Management Agreement and Administrative Services Agreement.

Our CEO is the President and CEO of the Manager and does not dedicate all of his time to running our business and is not required to dedicate any specific amount of time to running our business. As a result of his other obligations, our CEO may not be able to dedicate as much time to running our business as would a typical CEO, and he may face conflicts of interest that may make it difficult for him to operate our business.

Our CFO also serves as the Controller and Vice President of Endurance and is the Treasurer of the Manager, and, therefore, does not dedicate all of his time to running our business and is not required to dedicate any specific amount of time to running our business. As a result of his other obligations, our CFO is not able to dedicate as much time to running our business as would a typical CFO, and he may face conflicts of interest that may make it difficult for him to operate our business.

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

The Proposed Merger between Sompo Holdings, Inc. and Endurance could disrupt our business.

Endurance announced on October 5, 2016 that it has entered into a definitive merger agreement (the "Proposed Merger" pursuant to which it will be acquired by Sompo Holdings, Inc., subject to the satisfaction of certain conditions.

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

The Company has no operations of its own and relies on dividends and distributions from its subsidiaries to pay its operating expenses, amounts owed under the 2016 Credit Facility and dividends to its shareholders. Furthermore, Blue Capital Re is regulated by the BMA, and the ability of Blue Capital Re to pay dividends and make distributions to the Company is limited under Bermuda law and regulations.

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

We intend to continue to take advantage of these reporting exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of: (i) the last day of the year during which we had total annual gross revenues of at least $1.0 billion (as indexed for inflation); (ii) December 31, 2018; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a "large accelerated filer," as defined under the Exchange Act.

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

Our success depends upon our ability to accurately assess the risks associated with the businesses that we reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and LAE incurred with respect to premiums earned on the policies that we write. Loss reserves do not represent an exact calculation of liability. Rather, our loss and LAE reserves are estimates of what we expect the ultimate settlement and administration of claims will cost. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined continually in an ongoing process as experience develops and claims are reported and settled. Establishing an appropriate level of loss reserves is an inherently uncertain process. Moreover, these uncertainties are greater for companies like us than for those with a longer operating history because we do not yet have an extensive loss history. Because of this uncertainty, it is possible that our reserves at any given time will prove inadequate.

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

The reinsurance regulatory framework continues to be subject to increased scrutiny in many jurisdictions, including the U.S. and various states within the U.S. It is possible such scrutiny, such as the expansion of the regulatory scope of the U.S. Federal Insurance Office, the repeal of the insurance company antitrust exemption under the McCarran Ferguson Act or the expansion of the European Union Solvency II requirements, could include us and it is also possible that investigations or related regulatory developments could mandate or otherwise give rise to changes in industry practices in a fashion that increases our costs or requires us to alter how we conduct our business. In addition, if our Bermuda reinsurance operations become subject to the insurance laws of any state in the U.S., we could face inquiries or challenges to the future operations of these companies.

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
Our industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability. These changes may result in delays or cancellations of products and services by insurers and reinsurers, which could adversely affect us or the ceding companies with which we do business. If, as a result of governmental regulation or intervention, the ceding companies with which we do business, including Blue Water Re and Endurance, are adversely affected, this may limit our opportunity to do business with these reinsurers, including by way of writing retrocessional policies.

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

Solvency II, a European Union directive concerning capital adequacy, risk management and regulatory reporting for insurers, which was adopted by the European Parliament in April of 2009, and which came into effect on January 1, 2016, may adversely affect our reinsurance business. We continue to monitor the ongoing legislative and regulatory steps following adoption of Solvency II and Bermuda gaining full Solvency II equivalence. The principles, standards and requirements of Solvency II may, directly or indirectly, impact the future supervision of our operating subsidiaries.

Blue Capital Re is subject to regulation that may make it more difficult to operate our business.

Our subsidiary, Blue Capital Re, is registered as a Class 3A insurer. As a result, it is subject to regulation and supervision in Bermuda. Bermuda insurance statutes and regulations and policies of the BMA require Blue Capital Re to, among other things:

•	maintain a fixed level of capital;

•	maintain a minimum solvency margin valued at $1.0 million at all times;

•	restrict dividends and distributions;

•	obtain prior approval of ownership and transfer of shares;

•	maintain a head office in Bermuda;

•	maintain a principal office and appoint and maintain a principal representative in Bermuda; and

•	provide for the performance of certain periodic examinations of Blue Capital Re and its financial condition.
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

Endurance may not maintain an acceptable financial strength rating, which could result in a significant reduction in the business we write pursuant to the BW Retrocessional Agreement.

Pursuant to our underwriting guidelines, we may enter into fronting agreements with a rated carrier or, alternatively, we may access fronted business from Endurance pursuant to the BW Retrocessional Agreement. Under these fronting arrangements, the rated carrier transfers all risks and premiums to us in exchange for a fronting fee.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. A fronting company’s financial strength rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the applicable rating agency in response to a variety of factors. If Endurance’s financial strength rating is reduced from its current level, it would reduce the attractiveness of one means by which we can access exposure to reinsurance risk from that counterparty. While we and Blue Water Re have been informed by Endurance that it is not aware of any pending or contemplated ratings downgrade of Endurance, such a downgrade remains possible and could result in a significant reduction in the number of reinsurance contracts that we are able to write, unless another fronting reinsurer of an acceptable financial strength rating was available to us.

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

The United Kingdom held a referendum on June 23, 2016, in which a majority voted for the United Kingdom’s withdrawal from the European Union. As a result of this vote, negotiations are expected to commence to determine the terms of the United Kingdom’s withdrawal from the European Union, as well as its relationship with the European Union going forward (“Brexit”). Brexit has caused and may continue to cause significant volatility in global stock markets and currency exchange rates, which could increase the volatility of, or reduce the Company’s results in particular periods or over time. Higher levels of political and market turmoil could persist until some clarity emerges around the United Kingdom’s exit process from the European Union and the impact of Brexit on the economies of the other European countries. The geopolitical impacts of Brexit are unknown and may adversely affect long-term European and global economic growth and forecasts, which could adversely impact the demand for the Company’s products. Brexit could also lead to legal uncertainty and differing laws and regulations between the United Kingdom and the European Union. These uncertainties could affect the operations, strategic position or results of brokers, insurers or reinsurers with whom the Company does business. Any of these potential effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations or financial condition.

CORPORATE RISKS

Endurance has substantial control over us, which limits your ability to influence corporate matters and may result in conflicts of interest.

Endurance currently has a 33.3% interest in the Company and therefore exerts considerable influence over matters presented to our shareholders for approval, including the election of directors and change of control transactions. Endurance has the right to nominate two out of our five directors (or, if the Board consists of more than five directors, no less than 40% of the total Board seats at any given time), until the later of the date on which: (i) Endurance sells any of its Common Shares; and (ii) Endurance owns less than 5% of our Common Shares. This control may delay, deter or prevent acts that would be favored by our other shareholders, as the interests of Endurance may not always coincide with the interests of our other shareholders. In particular, Endurance has interests in us by virtue of our contracts with the Manager (see "Conflicts of Interest" contained in Item 1 herein for a description of these contracts). Endurance may seek to cause us to take courses of action that, in its judgment, could enhance its interests or its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, this concentration of share ownership may adversely affect the trading price of our Common Shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.

Future sales or the possibility of future sales of a substantial amount of our Common Shares may depress the price of our shares.

Endurance currently owns 2,916,222 Common Shares, representing 33.3% of our total outstanding Common Shares. These Common Shares may be sold into the market in accordance with Rule 144 under the Securities Act. In addition, Endurance has the ability to require us to register the Common Shares it holds pursuant to a shareholder and registration rights agreement.

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

The Company and its subsidiaries are Bermuda companies. Each intends to operate in such a manner that none will be deemed to be engaged in the conduct of a trade or business within the United States. Nevertheless, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the U.S. Internal Revenue Code of 1986, as amended (the "Code"), regulations or court decisions, the U.S. Internal Revenue Service (the "IRS") might successfully contend that any of the Company and/or its subsidiaries are/is engaged in a trade or business in the United States. If the Company and/or its subsidiaries were/was engaged in a trade or business in the United States, and if Blue Capital Re were to qualify for benefits under the tax treaty between the United States and Bermuda and such trade or business were conducted through a permanent establishment in the United States, the Company and/or its subsidiaries would be subject to U.S. federal income tax at regular corporate rates, as well as a 30% branch profits tax in certain circumstances, on the income that is effectively connected with the U.S. trade or business. If the Company and/or its subsidiaries were subject to U.S. federal income tax, our financial condition and results of operations, as well as an investment in our Common shares, could be materially adversely affected.

Holders of our Common Shares who own 10% or more of our voting power may be subject to taxation under the controlled foreign corporation ("CFC") rules.

A 10% U.S. Shareholder (as defined below) of a foreign corporation that is considered a CFC (as defined below) for U.S. federal income tax purposes must include in gross income such 10% U.S. Shareholder's pro rata share of the CFC's income under subpart F of the Code ("subpart F income"), even if the subpart F income is not distributed. A foreign corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or the total value of all stock of such corporation. For purposes of taking into account insurance income, a CFC also includes a foreign corporation in which more than 25% of the total combined voting power or value of all classes of stock is owned (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) by 10% U.S. Shareholders, on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance contracts exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks. A "10% U.S. Shareholder" is a U.S. Person (as defined below) that owns (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) at least 10% of the total combined voting power of all classes of stock of a foreign corporation.

For purposes of this discussion, a "U.S. Person" means: (i) a citizen or resident of the United States, (ii) a partnership or corporation created or organized in or under the laws of the United States, or organized under the laws of any political subdivision thereof, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. Persons have the authority to control the substantial decisions of the trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes and (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

Due to the dispersion of our share ownership among holders, the provisions in our organizational documents that impose limitations on the concentration of voting power of our shares which are entitled to vote, and other factors, no U.S. Person that owns our Common Shares directly, or indirectly through foreign entities, should be subject to treatment as a 10% U.S. Shareholder of a CFC. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge. Accordingly, investors should consult their tax advisors regarding the application of the CFC rules to an investment in our Common Shares.

U.S. Persons who hold our Common Shares may be subject to U.S. income taxation on their pro rata share of our related party insurance income ("RPII").

The CFC rules apply to certain insurance and reinsurance companies that earn RPII. If the RPII rules were to apply to Blue Capital Re, a U.S. Person who owns our Common Shares directly, or indirectly through foreign entities, on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder's pro rata share of Blue Capital Re's RPII for the entire taxable year, determined as if such RPII were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. In addition, any RPII that is to be included in the income of a U.S. tax-exempt organization would be treated as unrelated business taxable income. Although Blue Capital Re intends to generally operate in a manner so as to qualify for certain exceptions to the RPII rules, there can be no assurance that these exceptions will be available. Accordingly, there can be no assurance that U.S. Persons who own our Common Shares will not be required to recognize gross income inclusions attributable to RPII.

U.S. Persons who dispose of our Common Shares may be subject to U.S. federal income taxation at the rates applicable to ordinary income.

Section 1248 of the Code, in conjunction with the RPII rules, provides that if a shareholder who is a U.S. Person disposes of shares in a foreign insurance corporation that has RPII and in which U.S. Persons collectively own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of our Common Shares because the Company is not itself directly engaged in the insurance business. The RPII provisions, however, have not been interpreted by the courts or the U.S. Treasury Department, and regulations interpreting the RPII provisions of the Code exist only in proposed form. Accordingly, the IRS might interpret the proposed regulations in a different manner and the applicable proposed regulations may be promulgated in final form in a manner that would cause these rules to apply to dispositions of our Common Shares.

U.S. Persons who hold our Common Shares will be subject to adverse tax consequences if we are considered a passive foreign investment company ("PFIC") for U.S. federal income tax purposes.

A foreign corporation will generally be considered a PFIC during a given year if (i) 75% or more of its gross income constitutes "passive income" or (ii) 50% or more of its assets produce passive income. For purposes of the PFIC determination, passive income generally includes interest, dividends, annuities and other investment income. The PFIC statutory provisions contain an express exception for income derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business. The PFIC statutory provisions also contain a look through rule stating that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it received directly its proportionate share of the income and as if it held its proportionate share of the assets of any other corporation in which it owns at least 25% by value of the shares. While no explicit guidance is provided by the statutory language, under this look-through rule the Company should be deemed to own the assets and to have received the income of Blue Capital Re directly for purposes of determining whether it qualifies for the insurance business exception.

We believe that we should not be considered a PFIC for U.S. federal income tax purposes for the year ended December 31, 2016. Moreover, we do not expect to conduct our activities in a manner that would cause us to become a PFIC in the future. There are currently no final regulations in effect regarding the application of the PFIC rules to an insurance company and, in particular, there is no definitive authority as to how the insurance business exception should be interpreted. Proposed regulations, however, were issued that are intended to clarify the circumstances under which investment income earned by foreign insurance companies is derived in the active conduct of an insurance business for purposes of the PFIC tests, which, if finalized in their current form, may adversely impact the ability of Blue Capital Re, and thereby the Company, to satisfy the insurance business exception. It is uncertain if, when and in what form the proposed regulations will be finalized and if, when or in what form any additional guidance will be provided by the IRS regarding the application of the PFIC provisions to foreign insurance companies, or if enacted, whether such regulations or guidance would have retroactive effect.

Due to these legal uncertainties, there can be no assurance that the IRS will not challenge our position that we should not be a PFIC or that a court will not sustain such challenge. Accordingly, it is possible that we could be deemed a PFIC by the IRS or a court for the 2016 taxable year or any future year. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. In addition, if we were considered a PFIC, dividends paid in respect of our Common Shares would not be eligible for the preferential tax rate applicable to “qualified dividend income” received by certain non-corporate U.S. shareholders.

Changes to U.S. tax legislation could have an adverse impact on us or our shareholders

The U.S. Congress and recent U.S. Presidents have offered from time-to-time proposals intended to eliminate certain perceived tax advantages of companies (including insurance and reinsurance companies) that have legal domiciles outside the United States but have certain U.S. connections. Such proposals include the denial of deductions for certain non-taxed reinsurance premiums paid to affiliates by U.S. insurance companies, the treatment of foreign corporations as U.S. corporations for U.S. federal tax purposes under certain circumstances and changes to existing laws and regulations governing cross-border transactions and low tax jurisdictions. It is uncertain if, when or in what form any such proposals may be enacted and whether such proposals, if enacted, would have retroactive effect. Enactment of some versions of prior proposed legislation as well as other changes in U.S. tax laws, regulations and interpretations of any tax law changes to address these issues could adversely affect the results of our operations and financial condition and could have a material adverse effect on our business, financial condition or results of operations.

The Organization for Economic Cooperation and Development ("OECD") and the European Union ("EU") are considering measures that might increase our taxes and reduce our net income.

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of preferential tax regimes in countries around the world. In the OECD's periodic progress reports, Bermuda has not been listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. Bermuda was reported as being largely compliant with the OECD's international tax standards on transparency and exchange of information in the OECD's 2015 Tax Transparency Report on Progress. Other "largely compliant" jurisdictions include Germany, the United Kingdom and the United States. Bermuda has announced that it will adopt Country-by-Country Reporting Regime following the OECD recommendations to address base erosion and profit shifting ("BEPS").
In addition, on 28 January 2016, the EU Commission announced an Anti-Tax Avoidance Package containing measures to regulate certain elements of tax planning further and to boost tax transparency for consideration by the European Parliament and Council. On 12 July 2016, the Economic and Financial Affairs Council adopted a Council Directive forming part of the EU Anti-Tax Avoidance Package and building upon the OECD BEPS recommendations. EU Member States are required to implement the Directive into their domestic laws by 31 December 2018 (or 31 December 2019 in the case of provisions on exit taxation). Further changes, including to the Directive, have been proposed as part of an EU corporate tax reform package published on 25 October 2016.
We are currently not able to provide a definitive view on whether any changes arising from any proposals introduced in connection with the possible new OECD and EU measures will subject us to additional taxes or otherwise affect our operations.

We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our financial condition.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given the Company and its subsidiaries an assurance that if any legislation is enacted in Bermuda that would "impose tax computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition" of any such tax will not be applicable to the Company, its subsidiaries or any of their respective operations, shares or other obligations until March 31, 2035. It is possible that after March 31, 2035 we may be subject to Bermuda taxes.

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Shares are listed on the New York Stock Exchange under the symbol BCRH and the Bermuda Stock Exchange under the symbol BCRH.BH. The quarterly range of the high and low New York Stock Exchange closing prices for our Common Shares during the most recent two fiscal years were as follows:

	High	Low

2016
Fourth quarter	$19.10	$17.37
Third quarter	18.94	17.26
Second quarter	18.51	17.11
First quarter	19.32	17.06
2015
Fourth quarter	$17.81	$17.00
Third quarter	18.00	16.06
Second quarter	18.09	17.11
First quarter	18.25	16.96

Registered Holders of Common Shares

As of February 17, 2017, we had 4 registered holders of Common Shares.

Dividends Declared on Common Shares

During 2016, 2015 and 2014 we declared and paid quarterly dividends of $0.30 per Common Share during each of the first three quarters. On February 1, 2017, we announced a special dividend with respect to 2016 of $0.59 per Common Share, which is payable on March 15, 2017 to all shareholders of record on February 28, 2017. The aggregate dollar value of all dividends declared with respect to 2016 (which totaled $13.1 million) represented 90.6% of our Distributable Income for the year. On February 3, 2016, we announced a special dividend with respect to 2015 of $1.24 per Common Share, which was paid on March 15, 2016 to all shareholders of record on February 29, 2016. The aggregate dollar value of all dividends declared with respect to 2015 (which totaled $18.7 million) represented 90.4% of our Distributable Income for the year. On February 9, 2015, we announced a special dividend with respect to 2014 of $0.66 per Common Share, which was paid on March 13, 2015 to all shareholders of record on February 27, 2015. The aggregate dollar value of all dividends declared with respect to 2014 (which totaled $13.7 million) represented 90.4% of our Distributable Income for the year. See "Overview" contained in Item 7 herein.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2016, with respect to our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	13,158	—	68,271

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

As of December 31, 2016, there were 13,158 RSUs outstanding under the 2013 LTIP. These RSUs were granted to our directors in 2016, 2015 and 2014 and vest in three equal annual installments based on continuous service, payable in Common Shares at the time of vesting.

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

COMPARISON OF 38 MONTH CUMULATIVE TOTAL RETURN*

Among Blue Capital Reinsurance Holdings Ltd., the S&P 500 Index
and the S&P Property & Casualty Insurance Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
11/6/13
12/13
12/14
12/15
12/16
Blue Capital Reinsurance Holdings Ltd.
S&P 500
S&P Property & Casualty Insurance

*$100 invested on 11/6/13 in stock or on 10/31/13 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

The Company’s comparative return assumes the initial value of our Common Shares on November 6, 2013 (the date our Common Shares commenced trading) was the closing price on that day of $18.90 per share and not the IPO price of $20.00 per share.

The returns presented below are based on historical results and are not intended to suggest future performance.

		Period ending
	November 6,	December 31,	December 31,	December 31,	December 31,
Company/Index	2013	2013	2014	2015	2016
Blue Capital Reinsurance Holdings Ltd. Common Shares	$100	$97	$99	$104	$126
S&P 500	100	106	120	122	136
S&P 500 P&C	100	106	122	134	155

Recent Sales of Unregistered Securities

The Company did not sell any securities, which are not registered under the Securities Act, within the past three years.

Issuer Purchases of Common Shares

The Company did not repurchase any Common Shares during the three month period ended December 31, 2016.

Item 6.         Selected Financial Data

We were incorporated on June 24, 2013 and we commenced our operations on November 12, 2013. We do not have any operating history prior to 2013.

Selected consolidated statement of operations data, ending consolidated balance sheet data and share data at December 31, 2016, 2015, 2014 and 2013 for the years ended December 31, 2016, 2015, and 2014, and for the period from June 24, 2013 to December 31, 2013 follows. These historical results are not necessarily indicative of results to be expected from any future period.

(Millions, except per share amounts)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from June 24, 2013 to December 31, 2013
Statements of Operations Data:
Revenues (a)	$42.6	$38.1	$44.6	$—
Expenses (b)	(28.3)	(17.4)	(29.5)	(0.7)
Net income (loss) and comprehensive income (loss)	$14.3	$20.7	$15.1	$(0.7)
Balance Sheet Data:
Total assets	$204.7	$217.6	$201.3	$175.5
Loss and LAE reserves	11.1	4.0	7.9	—
Debt (c)	—	13.0	8.0	—
Total liabilities	21.4	30.0	20.8	2.2
Total shareholders’ equity	183.3	187.6	180.5	173.3
Amounts per Common Share:
Basic and diluted earnings (loss)	1.63	2.36	1.72	(0.31)
Dividends declared (d)	2.14	1.56	0.90	—

(a)         We earned no revenues during 2013, primarily because the completion of the IPO occurred subsequent to the key 2013 renewal periods for the reinsurance industry.

(b)         We incurred no expenses in 2013 other than $0.7 million of general and administrative expenses during the period from June 24, 2013 to December 31, 2013.

(c)          Represents short-term borrowings under the Credit Agreements, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity.

(d)         During 2016, 2015 and 2014 we declared and paid quarterly cash dividends of $0.30 per Common Share and RSU during each of the first three quarters of the year. In addition, in the first quarter of 2016 and 2015 we declared special cash dividends of $1.24 and $0.66, respectively, per Common Share and RSU with respect to the 2015 and 2014 fiscal years.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2016, 2015 and 2014, and our financial condition as of December 31, 2016 and 2015. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere in this report.

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

Overview

 We are a Bermuda exempted limited liability company which offers collateralized reinsurance in the property catastrophe market. Our principal objective is to maximize the expected total return for our shareholders, primarily through the payment of dividends, by underwriting a diversified portfolio of short-tail reinsurance contracts and investing in insurance-linked securities with what we believe to be attractive risk and return characteristics. We provide our shareholders with the opportunity to own an alternative asset class whose returns we believe have historically been largely uncorrelated to those of other asset classes, such as global equities, bonds and hedge funds.

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

The majority of our property catastrophe business is originated during the key January and June annual renewal periods. We experienced continued competition during the January 1 and June 1, 2016 renewal periods, due to relatively light industry catastrophe losses experienced over the past several years. As a result, we experienced an overall rate decrease of approximately 7% and 3% on the risks we wrote at January 1, and June 1, 2016, respectively, versus those written a year ago. Despite the competitive market conditions we faced, through the efforts of the Manager in 2016, we believe that we have achieved preferred signings with our business partners including a shift in the profile of renewal premiums where we increased our participation in the retrocessional quota share agreement with Endurance and reduced the amount of other indemnity reinsurance and retro ILW business in our portfolio.

During 2016, we generated $14.3 million of net income, declared and paid quarterly dividends of $0.30 per Common Share and RSU during each of the first three quarters and, on February 1, 2017, we announced a special dividend with respect to 2016 of $0.59 per Common Share and RSU, which is payable on March 15, 2017 to all shareholders of record on February 28, 2017. The aggregate dollar value of all dividends declared with respect to 2016, which totaled $13.1 million, represented 90.6% of our Distributable Income for the year.

Looking ahead to 2017, we expect to experience continued competition on renewals and rates to remain depressed due to the industry catastrophe losses experienced over the past several quarters not being at a level significant enough to improve market conditions.

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

Exposure Management

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones. Our January 1, 2017 projected net exposures by zone were in compliance with our underwriting guidelines. Namely, our projected net exposure to any one zone was below 50% of our projected shareholders’ equity at December 31, 2016.

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

The table that follows details our projected net impact from single event losses as of January 1, 2017 for selected zones at specified return periods. It is important to note that each catastrophe model we use contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Since the Manager utilizes a combination of third-party models, its own proprietary models and underwriting judgment to project the net impact from single event losses, our internal projections and actual results may be higher or lower than those presented in the table below:

Net Impact From Single Event Losses at Specified Return Periods

	Net Impact (Millions)	Return Period (1)	Percentage of December 31, 2016 Shareholders’ Equity
U.S. - Florida hurricane	$53	1 in 100 year	29%
Japan earthquake	34	1 in 250 year	19%
All other zones			less than 15%

(1)   A "100-year" return period can also be referred to as the 1.0% occurrence exceedance probability ("OEP"), meaning there is an estimated 1.0% chance in any given year that this level will be exceeded. A "250-year" return period can also be referred to as the 0.4% OEP, meaning there is an estimated 0.4% chance in any given year that this level will be exceeded.

Our January 1, 2017 projected single event loss exposures were within our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our projected shareholders’ equity at December 31, 2016, and the projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our projected shareholders’ equity at December 31, 2016.

 Our projections of the net impact from single event losses may vary considerably within a particular territory depending on the specific characteristics of the event.

Given the limited availability of reliable historical data, there is a great deal of uncertainty with regard to the accuracy of any catastrophe model, especially when contemplating longer return periods.

Our single event loss estimates represent snapshots as of January 1, 2017. The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, losses incurred, the expiration of existing policies, and changes in our ceded reinsurance and derivative protections.

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

Our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014 were as follows:

($ in millions)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenues
Reinsurance premiums written	$43.2	$38.6	$45.0
Change in net unearned reinsurance premiums	0.4	(0.3)	(1.1)
Net reinsurance premiums earned	43.6	38.3	43.9
Net (loss) income from derivative instruments	(1.0)	(0.2)	0.7
Total revenues	42.6	38.1	44.6
Expenses
Underwriting expenses:
Loss and LAE	13.7	2.6	17.1
Reinsurance acquisition costs	9.6	8.6	7.7
General and administrative expenses	5.0	6.1	4.7
Non-underwriting expenses:
Interest expense	—	0.1	—
Total expenses	28.3	17.4	29.5
Net income and comprehensive income	$14.3	$20.7	$15.1

Loss and LAE ratio	31.5%	6.9%	39.0%
Acquisition cost ratio	22.1%	22.4%	17.5%
General and administrative expense ratio	11.4%	16.0%	10.7%
GAAP combined ratio	65.0%	45.3%	67.2%

Reinsurance Premiums Written and Earned

During 2016, 2015 and 2014 we wrote $43.2 million, $38.6 million and $45.0 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The increase in reinsurance premiums written in 2016, compared to 2015 resulted from an increase in our participation in the retrocessional quota share agreement with Endurance (the "Endurance Quota Share Agreement") under which premiums are recorded as written uniformly over the period of the agreement. This increase was partially offset by a reduction in the amount of other indemnity reinsurance and retro ILW business renewed in January 2016.

The decrease in reinsurance premiums written in 2016 compared to 2014 was the result of rate decreases on the business we write over the intervening period. See "Reinsurance Premiums and Acquisition Costs" in Note 1 of the Notes to Consolidated Financial Statements.

During 2016, 2015 and 2014 we earned $43.6 million, $38.3 million and $43.9 million of reinsurance premiums, respectively. Our reinsurance premiums earned are primarily a function of the amount and timing of reinsurance premiums previously written.

Our reinsurance premiums written and earned during 2016, 2015 and 2014 included $1.5 million, $0.3 million and $1.0 million, respectively of reinstatement premiums.

Net Income From Derivative Instruments

During 2016, our in-force derivative contracts included the 2016 Inward ILW Swap and the 2016 Outward ILW Swaps. During 2015, our in-force derivative contracts included the 2015 Inward ILW Swap and the 2015 Outward ILW Swap. During 2014, our in-force derivative contracts included the 2013 Inward ILW Swap and the 2014 Outward ILW Swap. Through 2016, 2015 and 2014, we were not aware of any industry loss events occurring that would have triggered a payment obligation, or receipt, under any of these derivative instruments.

During the years ended December 31, 2016 and 2015 we recognized $1.0 million and $0.2 million, respectively, of net loss from derivative instruments. During the year ended December 31, 2014, we recognized $0.7 million of net income from derivative instruments. The increase in net loss from derivative instruments in 2016 compared to 2015 and 2014 resulted from us entering into a higher number of outwards ILW swaps in order to purchase protection against natural catastrophes across multiple geographic zones and the consequent increase in fixed payments.

See Note 4 of the Notes to the Consolidated Financial Statements.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Loss and LAE incurred - current year	$13.7	$3.2	$17.1
Loss and LAE incurred - prior year	—	(0.6)	—
Total loss and LAE incurred	$13.7	$2.6	$17.1
Loss and LAE ratio	31.5%	6.9%	39.0%

 During 2016 we established $13.7 million of loss and LAE reserves for estimated losses incurred during the year primarily driven by the catastrophe events summarized in the following table together with reported attritional losses and incurred but not reported ("IBNR") reserves.

During 2015 we established $2.6 million of losses and LAE, of loss and LAE reserves for estimated losses incurred during the year, reflected as a combination of case and incurred but not reported ("IBNR") reserves. There were no individually significant known loss events that impacted us during the 2015 period. In addition, during the year ended December 31, 2015, we recognized $0.6 million of net favorable loss and LAE reserve development for estimated losses incurred during 2014. The prior year loss and LAE development we recognized during 2015 was primarily the result of new or revised loss information received from our cedants.

During 2014, we incurred $17.1 million of losses and LAE, driven by the catastrophe events summarized in the following table together with reported attritional losses and incurred but not reported ("IBNR") reserves.

Event Date	Event	Loss and loss adjustment expenses	Event Date	Event	Loss and loss adjustment expenses
	(U.S. dollars in millions)	Year Ended December 31, 2016		(U.S. dollars in millions)	Year Ended December 31, 2014
May 2016	Canadian wildfires	$2.6	June 2014	US Windstorms	$6.3
Oct 2016	Hurricane Matthew	3.3	June 2014	European Windstorm Ela	1.4
	Other loss events (1)	3.8		Other loss events (2)	1.3
		$9.7			$9.0

(1) Other loss events for the year ended December 31, 2016 included the Texas hailstorm, Japanese earthquake, Netherlands hail events, Typhoon Meranti and New Zealand earthquake for which the losses were individually below $1.0 million.

(2) Losses incurred on other minor loss events for the year ended December 31, 2014 were individually below $1.0 million.

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

	Year Ended December 31,
($ in millions)	2016	2015	2014
Commissions, brokerage costs, fronting fees and other	$8.1	$6.5	$6.5
Profit commissions	1.5	2.1	1.2
Total reinsurance acquisition costs	$9.6	$8.6	$7.7
Reinsurance acquisition cost ratio	22.1%	22.4%	17.5%

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs increased during 2016 versus 2015 and 2014, primarily reflecting the higher concentration of earned premium from the Endurance Quota Share Agreement which maintains a higher acquisition cost. Our profit commissions incurred, which fluctuate based on our loss experience, were lower in 2016 compared to 2015 and higher in 2016 compared to 2014 as a result of the loss events impacting our results.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2016 , 2015 and 2014.

($ in millions)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Investment Management Agreement fees	$2.7	$2.7	$2.7
Administrative Services Agreement fees	0.6	0.6	0.6
Underwriting and Insurance Management Agreement fees	0.5	1.3	—
Credit Agreement structuring and facility fees	—	0.1	0.1
Public company expenses	1.2	1.4	1.3
Total general and administrative expenses	$5.0	$6.1	$4.7
General and administrative expense ratio	11.4%	16.0%	10.7%

See Note 11 of the Notes to Consolidated Financial Statements for detailed information regarding the nature of the expenses that we incur pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement.

The expenses we have incurred pursuant to the Investment Management Agreement and the Administrative Services Agreement have remained consistent in 2016, 2015 and 2014. During 2016 we incurred $0.5 million of performance fees pursuant to the Underwriting and Insurance Management Agreement compared to $1.3 million during 2015. The decrease is due to financial results not meeting the level of return necessary to trigger a performance fee during the quarters ended June 30, 2016 and September 30, 2016. In 2014 there were no performance fees accrued reflecting a combination of the financial results achieved in the year combined with a brought forward deficit in the rolling high water mark used in the computation.

Our public company expenses incurred during the years presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company. The modest decrease in these expenses during the year ended December 31, 2016, versus those of 2015, is due to higher legal and professional fees in the prior year in connection with the May 2015 amendment and renewal of the 2014 Credit Agreement. See "Liquidity" below.

Interest Expense

During 2016 , 2015 and 2014, we incurred interest expense on our borrowings under the Credit Agreements of less than $0.1 million, $0.1 million and less than $0.1 million, respectively. See "Liquidity" below.

Income Taxes

We were not subject to income taxes in any jurisdiction during the periods presented.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its operating subsidiaries to pay its expenses and dividends to its shareholders and to repay its outstanding borrowings under the 2016 Credit Facility. There are restrictions imposed by the BMA on the payment of dividends to the Company from its operating subsidiaries as described in Note 10 of the Notes to Consolidated Financial Statements.

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

As of December 31, 2016 and 2015, the Company held $4.7 million and $6.1 million of cash and cash equivalents of which: (i) $3.1 million and $5.1 million, respectively, was pledged to trust accounts established for the benefit of third parties; (ii) less than $0.1 million and less than $0.1 million, respectively, was pledged to trust accounts established for the benefit of Blue Water Re (in support of the BW Retrocessional Agreement); and (iii) $1.6 million and $1.0 million represented unencumbered cash on hand, respectively.

On May 6, 2016, the Company entered into the 2016 Credit Facility with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Endurance. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. The 2016 Credit Facility replaces the 2014 Credit Agreement (together the "Credit Agreements") and related Guarantee Agreement which expired on April 29, 2016. Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points. A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt. If the Company fails to comply with any of these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of December 31, 2016, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility.

As of December 31, 2016, we had no outstanding borrowings under the 2016 Credit Facility.

As of December 31, 2015, the Company had $13.0 million of outstanding borrowings under the 2014 Credit Agreement. With respect to the Company's outstanding borrowings at December 31, 2015, $4.0 million was repaid on February 2, 2016 and was subject to an annual interest rate of 1.33%, $5.0 million was repaid on February 22, 2016 and was subject to an annual interest rate of 1.48% and $4.0 million was repaid on March 11, 2016 and was subject to an annual interest rate of 1.51%.
See Note 7 of the Notes to Consolidated Financial Statements.

The Company generally repays any outstanding borrowings under the Credit Agreements with funds it expects to receive from Blue Capital Re, which are made available to Blue Capital Re in the normal course through scheduled releases of funds held as collateral.

On May 1, 2015, we renewed and amended our 364-day Credit Agreement (the "2014 Credit Agreement") which permitted us to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes.

The 2014 Credit Agreement, which expired on April 29, 2016, contained covenants that limited the Company’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. The 2014 Credit Agreement also contained covenants that required: (i) the Company to maintain a debt to total capitalization ratio of less than or equal to 22.5%; (ii) the Company to maintain a consolidated tangible net worth of no less than 70% of its consolidated tangible net worth as of May 2, 2014 (the original closing date of the 2014 Credit Agreement);  (iii) Endurance to maintain a debt to total capitalization ratio of less than 35.0%; (iv) Endurance to maintain a consolidated tangible net worth of no less than $1.8 billion; and (v) each of Endurance’s regulated insurance subsidiaries that has a claims paying rating from A.M. Best to maintain a rating of at least "B++." If the Company or Endurance were to fail to comply with any of these covenants, the lender could have revoked the facility and exercised remedies against the Company or Endurance.

During 2016, 2015 and 2014 we declared and paid quarterly cash dividends of $0.30 per Common Share and RSU during each of the first three quarters of the year. In addition, in the first quarter of 2016 and 2015 we declared a special dividend of $1.24 and $0.66, respectively, per Common Share and RSU with respect to the 2015 and 2014 fiscal year. The total amount of dividends paid to holders of Common Shares and RSUs during 2016, 2015 and 2014 was $18.8 million, $13.7 million and $7.9 million, respectively.

On February 1, 2017, the Company declared a special dividend of $0.59 per Common Share and RSU, which is payable on March 15, 2017 to holders of record on February 28, 2017. The total amount of the special dividend to be paid in March 2017 is $5.2 million. The Company intends to pay the special dividend with funds it expects to receive from Blue Capital Re, which are made available to Blue Capital Re in the normal course through scheduled releases of funds held as collateral.

We intend to distribute a minimum of 90% of annual Distributable Income by continuing to make regular quarterly dividend payments for each of the first three fiscal quarters of each fiscal year, followed by either repurchases of Common Shares or payment of a special dividend after the end of our fiscal year. Any future determination to pay dividends or repurchase Common Shares will remain at the discretion of the Board and will be dependent upon many factors, including: (i) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of our expenses) and capital requirements; (ii) general business conditions, (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; (v) trading price of the Company's Common Shares as compared to the Company's book value per share; and (vi) any other factors that the Board deems relevant. We currently expect that our dividends will be subject to customary dividend tax treatment in the U.S., but if our total dividends paid during any given year exceed our current and accumulated earnings and profits as of the end of such year (determined under U.S. tax principles), a portion of our dividends paid in that year will be treated: (i) first, as a nontaxable return of capital, to the extent of a shareholder’s tax basis in Common Shares (on a dollar-for-dollar basis); and (ii) subsequently, as capital gain.

Capital Resources

Our total shareholders’ equity (or total capital) was $183.3 million and $187.6 million at December 31, 2016 and 2015, respectively. The decrease in our total capital during the year ended December 31, 2016 was primarily the result of recording net income of $14.3 million and declaring $18.8 million in dividends to holders of Common Shares and RSUs.

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

Contractual Obligations and Commitments

The Company's contractual obligations as of December 31, 2016 are summarized as follows:

	Payments due by period
($ in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Loss and loss adjustment expense reserves	$11.1	$8.3	$2.0	$0.3	$0.5
Total	$11.1	$8.3	$2.0	$0.3	$0.5

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

As of December 31, 2016, our total shareholders’ equity was $183.3 million. Assuming that our average total shareholders’ equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $2.7 million per year pursuant to this agreement.

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

Since the Underwriting and Insurance Management Agreement is dependent on our future performance, we are unable to determine the amount of Performance Fees we would expect to pay the Manager in future periods pursuant to this agreement. To date, we have incurred $1.8 million in Performance Fees pursuant to this agreement.

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

As of December 31, 2016, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $9.2 million.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at December 31, 2016 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Regulation and Capital Requirements

The Company and its subsidiaries are subject to regulation and capital requirements established by supervisors in multiple jurisdictions. See Note 10 of the Notes to Consolidated Financial Statements for detailed information concerning our regulatory and capital requirements.

Off-Balance Sheet Arrangements

As of December 31, 2016, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

($ in millions)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net cash provided by (used in) operating activities	$30.4	$3.3	$(162.4)
Net cash (used in) provided by financing activities	(31.8)	(8.7)	0.1
Net decrease in cash and cash equivalents	(1.4)	(5.4)	(162.3)
Cash and cash equivalents, beginning of year	6.1	11.5	173.8
Cash and cash equivalents, end of year	$4.7	$6.1	$11.5

We experienced a net decrease in our cash and cash equivalents of $1.4 million, $5.4 million and $162.3 million during 2016, 2015 and 2014 respectively.

During the year ended December 31, 2016, our premium collections, net releases of cash and cash equivalents from trusts established by Blue Water Re and cash inflows from other operating activities exceeded our payments of general and administrative expenses by $30.4 million. We also paid $18.8 million in dividends to holders of Common Shares and RSUs and repaid $13.0 million under the Credit Agreement during the period.

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

Estimating loss and LAE reserves requires us to make assumptions regarding reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in legal environments, inflation, loss amplification and other factors. These estimates and judgments are based on numerous considerations and are revised as: (i) we receive changes in loss amounts reported by ceding companies and brokers; (ii) we obtain additional information, experience or other data; (iii) new or improved methodologies and/or relevant data sources are utilized; or (iv) laws change.

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

The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in our ultimate paid loss and LAE amounts being significantly greater or less than the loss and LAE reserves we initially established. Any adjustments to our loss and LAE reserves are reflected in our financial results during the period in which they are determined.

We have determined that our best estimates for our gross and net loss and LAE reserves at December 31, 2016 and 2015 were $11.1 million and $4.0 million respectively. The following table summarizes the composition of these reserves at December 31, 2016 and 2015:

	December 31,
($ in millions)	2016	2015
Gross and net IBNR	$2.8	$2.3
Gross and net Case Reserves	8.3	1.7
Gross and net unpaid loss and LAE reserves	$11.1	$4.0

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

Some of our reinsurance contracts may include contract terms that require an automatic reinstatement of coverage in the event of a loss. Reinstatement premiums are fully earned or expensed as applicable when a triggering loss event occurs and losses are recorded. We record reinstatement premiums on a basis consistent with our estimates of losses and LAE. During 2016, 2015 and 2014 we recorded net written and earned reinstatement premiums totaling $1.5 million, $0.3 million and $1.0 million, respectively.

We routinely review the creditworthiness of our cedants on the basis of our market knowledge, the cedant’s current financial strength ratings, the timeliness of cedants’ past payments and the status of current balances owing. Based on our reviews, we have determined that we did not require an allowance for uncollectible reinsurance premiums receivable as of 2016 and 2015.

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

We underwrite reinsurance business through third party brokers. Credit risk exists to the extent that one or more of these brokers are unable to fulfill their contractual obligations to us. For example, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to us for those amounts, whether or not we have actually received them. Additionally, we are required to pay amounts owed on claims under policies to brokers, and these brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we might remain liable to the ceding company for the deficiency. In addition, we have credit exposure to Endurance and its brokers or to other third-parties through any fronting agreements into which we may enter.

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

Item 8.               Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 73 of this report.

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
Management assessed the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.

This Annual Report on Form 10-K does not include an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley due to provisions contained in the JOBS Act that, among other things, reduce certain reporting requirements for emerging growth companies.

There have been no changes in our internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is reported under the captions "Directors, Executive Officers and Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s 2017 Proxy Statement and incorporated herein by reference.

The Company’s Code of Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.bcapre.bm. The Company’s Code of Conduct and Ethics is also available in print free of charge to any shareholder upon request.

The procedures for shareholders to nominate directors are reported under the caption "The Board and Committees - Shareholder Recommendations" in the Company’s 2017 Proxy Statement incorporated herein by reference.

Item 11.        Executive Compensation

The information called for by Item 11 is reported under the caption "Executive Compensation" in the Company’s 2017 Proxy Statement and incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 is reported under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Company’s 2017 Proxy Statement and incorporated herein by reference and included under "Securities Authorized for Issuance Under Equity Compensation Plans" contained in Item 5 herein.

Item 13.        Certain Relationships and Related Transactions and Director Independence

The information called for by Item 13 is reported under the captions "Certain Relationships and Related Transactions" and "The Board and Committees" in the Company’s 2017 Proxy Statement and incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

The information called for by Item 14 is reported under the caption "Appointment of Independent Auditor" in the Company’s 2017 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)                   Documents Filed as Part of the Report

The consolidated financial statements, financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 73 of this report. A listing of all exhibits filed as part of the report appears on pages 69 through 71 of this report.

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

10.12	First Amendment to the Credit Agreement among the Company, Montpelier and Royal Bank of Canada (incorporated herein by reference to Exhibit 10 to the Company’s Form 10-Q filed on May 4, 2015).

10.13	Guarantee Agreement Supplement dated July 31, 2015 by and between Endurance and the Company (incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K filed on March 8, 2016).

10.14	Accession Agreement dated July 31, 2015 by and between Endurance and the Company (incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K filed on March 8, 2016).

10.15
Credit Facility Agreement, dated May 6, 2016, between Blue Capital Reinsurance Holdings Ltd, and Endurance Investment Holdings Ltd (incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q filed on May 9, 2016).

10.16	Letter dated December 23, 2015 by and among Michael McGuire, Endurance and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 23, 2015). (**)

10.17	Letter dated December 23, 2015 by and among Adam Szakmary, Endurance and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 23, 2015). (**)

11	Computation of Per Share Earnings (included in Note 6 of the Notes to Consolidated Financial Statements). (*)

21	Subsidiaries of the Registrant. (*)

23.1	Consent of Ernst & Young Ltd. (*)

23.2	Consent of PricewaterhouseCoopers Ltd. (*)

** Indicates a management contract or compensatory plan or arrangement

Exhibit Number	Description of Document
24	Power of Attorney (included as part of Signatures page.) (*)

31.1	Certification of Adam Szakmary, CEO of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Greg A Garside, CFO of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of Adam Szakmary and Greg A Garside, CEO and CFO, respectively, of the Company, pursuant to 18 U.S.C. Section 1350. (*)

101
The following materials from the Company’s Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) the Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2016, 2015 and 2014; and (iv) the Notes to the Consolidated Financial Statements. (*)

(c)                   Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 73 of this report.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

Date:	March 1, 2017	By:	/s/ GREG A. GARSIDE
Greg A. Garside
Chief Financial Officer

Power of Attorney

KNOW ALL MEN by these presents, that the undersigned does hereby make, constitute and appoint Adam Szakmary, Greg A. Garside and Allison D. Kiene and each of them, as true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution, resubstitution and revocation, for and in the name, place and stead of the undersigned, to execute and deliver the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and any and all amendments thereto; such Form 10-K and each such amendment to be in such form and to contain such terms and provisions as said attorney or substitute shall deem necessary or desirable; giving and granting unto said attorney, or to such person or persons as in any case may be appointed pursuant to the power of substitution herein given, full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or, in the opinion of said attorney or substitute, able to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney or such substitute shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 1st day of March, 2017.

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
John R. Weale

Index to Consolidated Financial Statements and Financial Statement Schedules

Form
10-K
page(s)

Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms		F-1

Consolidated Balance Sheets as of December 31, 2016 and 2015		F-3

Consolidated Statements of Operations and Comprehensive Income for the Year Ended December 31, 2016, 2015 and 2014		F-4

Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2016, 2015 and 2014		F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2016, 2015 and 2014		F-6

Notes to Consolidated Financial Statements		F-7

Other Financial Information:

Management’s Responsibility For Financial Statements		F-23

Selected Quarterly Financial Data (unaudited)		F-24

Financial Statement Schedules:

	Report of Independent Registered Public Accounting Firm	FS-1

I.	Summary of Investments - Other than Investments in Related Parties	*

II.	Condensed Financial Information of the Registrant	FS-2

III.	Supplementary Insurance Information	FS-4

IV.	Reinsurance	FS-5

V.	Valuation and Qualifying Accounts	*

VI.	Supplemental Information Concerning Property and Casualty Insurance Operations	*

*                 Not required to be filed in accordance with Rule 7-05 of Regulation S-X.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

BOARD OF DIRECTORS AND SHAREHOLDERS
BLUE CAPITAL REINSURANCE HOLDINGS LTD.

We have audited the accompanying consolidated balance sheets of Blue Capital Reinsurance Holdings Ltd. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Capital Reinsurance Holdings Ltd. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda
March 1, 2017

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BLUE CAPITAL REINSURANCE HOLDINGS LTD.

In our opinion, the consolidated statement of operations and comprehensive income, of shareholders’ equity and of cash flows for the year ended December 31, 2014 present fairly, in all material respects, the results of operations and cash flows of Blue Capital Reinsurance Holdings Ltd. and its subsidiaries for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers Ltd.

Hamilton, Bermuda
March 11, 2015

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2016	2015
Assets
Cash and cash equivalents	$4.7	$6.1
Reinsurance premiums receivable	7.7	15.9
Deferred reinsurance acquisition costs	0.1	0.1
Funds held by ceding companies	191.4	195.3
Other assets	0.8	0.2
Total Assets	$204.7	$217.6
Liabilities
Loss and loss adjustment expense reserves	$11.1	$4.0
Unearned reinsurance premiums	0.9	1.3
Debt	—	13.0
Reinsurance balances payable	7.1	7.6
Other liabilities (See Note 11)	2.3	4.1
Total Liabilities	21.4	30.0
Commitments and Contingent Liabilities (See Note 12)	—	—
Shareholders’ Equity
Common Shares at $1.00 par value per share - 100,000,000 shares authorized; 8,756,071 (2015: 8,752,335) shares issued and outstanding	8.8	8.8
Additional paid-in capital	165.5	165.3
Retained earnings	9.0	13.5
Total Shareholders’ Equity	183.3	187.6
Total Liabilities and Shareholders’ Equity	$204.7	$217.6

See Notes to Consolidated Financial Statements, including Note 11, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year ended
(In millions of U.S. dollars, except per share amounts)	December 31, 2016	December 31, 2015	December 31, 2014
Revenues
Reinsurance premiums written	$43.2	$38.6	$45.0
Change in net unearned reinsurance premiums	0.4	(0.3)	(1.1)
Net reinsurance premiums earned	43.6	38.3	43.9
Net (loss) income from derivative instruments	(1.0)	(0.2)	0.7
Total revenues	42.6	38.1	44.6
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	13.7	2.6	17.1
Reinsurance acquisition costs	9.6	8.6	7.7
General and administrative expenses	5.0	6.1	4.7
Non-underwriting expenses:
Interest expenses	—	0.1	—
Total expenses	28.3	17.4	29.5
Net income and comprehensive income	$14.3	$20.7	$15.1
Per share data:
Basic and diluted earnings per Common Share	$1.63	$2.36	$1.72
Dividends declared per Common Share and RSU	$2.14	$1.56	$0.90

See Notes to Consolidated Financial Statements, including Note 11, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total shareholders’ equity	Common Shares at par value	Additional paid-in capital	Retained earnings (deficit)
(In millions of U.S. dollars)
Balance at January 1, 2014	$173.3	$8.8	$165.2	$(0.7)
Net income	15.1	—	—	15.1
Dividends declared - Common Shares and RSUs	(7.9)	—	—	(7.9)
Balance at December 31, 2014	180.5	8.8	165.2	6.5
Net income	20.7	—	—	20.7
Expense recognized for RSUs	0.1	—	0.1	—
Dividends declared - Common Shares and RSUs	(13.7)	—	—	(13.7)
Balance at December 31, 2015	187.6	8.8	165.3	13.5
Net income	14.3	—	—	14.3
Expense recognized for RSUs	0.2	—	0.2	—
Dividends declared - Common Shares and RSUs	(18.8)	—	—	(18.8)
Balance at December 31, 2016	$183.3	$8.8	$165.5	$9.0

See Notes to Consolidated Financial Statements, including Note 11, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
(In millions of U.S. dollars)	December 31, 2016	December 31, 2015	December 31, 2014
Cash flows provided by operations:
Net income	$14.3	$20.7	$15.1
Charges to reconcile net income to net cash from operations:
Expense recognized for RSUs	0.2	0.1	—
Net change in:
Loss and loss adjustment expense reserves	7.1	(3.9)	7.9
Unearned reinsurance premiums	(0.4)	0.2	1.1
Reinsurance balances payable	(0.5)	4.8	2.8
Deferred reinsurance acquisition costs	—	—	(0.1)
Reinsurance premiums receivable	8.2	(10.0)	(5.9)
Funds held by ceding companies	3.9	(11.7)	(183.6)
Other liabilities	(1.8)	3.1	(1.2)
Other assets	(0.6)	—	1.5
Net cash and cash equivalents provided by (used in) operations	30.4	3.3	(162.4)
Net cash and cash equivalents used in investing activities	—	—	—
Cash flows used in financing activities:
Dividends paid - Common Shares and RSUs	(18.8)	(13.7)	(7.9)
Borrowings under the Credit Agreements	—	9.0	8.0
Repayment of borrowings under the Credit Agreements	(13.0)	(4.0)	—
Net cash and cash equivalents (used in) provided by financing activities	(31.8)	(8.7)	0.1
Net decrease in cash and cash equivalents during the period	(1.4)	(5.4)	(162.3)
Cash and cash equivalents - beginning of period	6.1	11.5	173.8
Cash and cash equivalents - end of period	$4.7	$6.1	$11.5

See Notes to Consolidated Financial Statements, including Note 11, which describes certain related party transactions.

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

The Company’s Common Shares trade on the New York Stock Exchange under the symbol "BCRH" and on the Bermuda Stock Exchange under the symbol "BCRH.BH."

Endurance announced on October 5, 2016 that it has entered into a definitive merger agreement (the "Proposed Merger") pursuant to which it will be acquired by Sompo Holdings, Inc. ("Sompo"). The Proposed Merger has been approved by each company's Board of Directors and Endurance's shareholders. The Proposed Merger is expected to close as soon as practicable following the satisfaction of customary closing conditions including regulatory approvals. Following the Proposed Merger, Sompo will be the ultimate beneficial owner of Endurance's shareholding in the Company.

The Company operates as a single business segment through its wholly-owned subsidiaries: (i) Blue Capital Re Ltd. ("Blue Capital Re"), a Bermuda Class 3A insurer, which provides collateralized reinsurance; and (ii) Blue Capital Re ILS Ltd. ("Blue Capital Re ILS"), a Bermuda exempted limited liability company, which conducts hedging and other investment activities, including entering into industry loss warranties and related instruments, in support of Blue Capital Re’s operations.

The Company’s business strategy is to build and maintain a diversified portfolio of reinsurance risks that will generate underwriting profits, which it intends principally to distribute to its shareholders through the payment of dividends, with returns commensurate with the amount of risk assumed. The Company seeks to provide its shareholders with the opportunity to own an alternative asset class whose returns are believed to have historically been largely uncorrelated to those of other asset classes, such as global equities and bonds. Subject to the discretion of the Company’s board of directors (the "Board"), the Company intends to distribute through dividends or repurchases of Common Shares a minimum of 90% of its annual Distributable Income to its holders of Common Shares and RSUs.

"Distributable Income," a non-GAAP measure, means GAAP net income plus (minus) non-cash expenses (revenues) recorded in net income for the period. Subject to the discretion of the Board, the Company intends to make regular quarterly dividend payments for each of the first three quarters of each year, followed by Common Share repurchases or a fourth special dividend after the end of the year to meet its income distribution target for each calendar year.

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

Cash and Cash Equivalents

Blue Capital’s cash and cash equivalents of $4.7 million and $6.1 million at December 31, 2016 and 2015, respectively, consist of cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. For all periods presented, the amortized cost of each of Blue Capital’s cash equivalents approximated their fair value.

Amounts Held in Trust for the Benefit of Ceding Companies

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

As of December 31, 2016, Blue Capital had pledged $3.1 million of its cash and cash equivalents to trust accounts established for the benefit of third parties ($3.1 million) and Blue Water Re (less than $0.1 million). As of December 31, 2015, Blue Capital Re and Blue Capital Re ILS had collectively pledged $5.1 million of their cash and cash equivalents to trust accounts established for the benefit of third parties ($5.1 million) and Blue Water Re (less than $0.1 million). The cash and cash equivalents pledged to Blue Water Re represent funds that have not yet been formally transferred to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement (see below). These amounts are presented on the Company’s Consolidated Balance Sheets as "cash and cash equivalents."

As of December 31, 2016 and 2015, Blue Capital had transferred $191.4 million and $195.3 million of its cash and cash equivalents to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement. These amounts are presented on the Company’s Consolidated Balance Sheets as "funds held by ceding companies."

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

Reinsurance premiums receivable are recorded at amounts due less any provision for doubtful accounts. As of December 31, 2016 and 2015, Blue Capital Re did not require a provision for doubtful accounts.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premiums are recorded as both written and earned when Blue Capital Re determines that such a loss event has occurred.

Deferred reinsurance acquisition costs are comprised of commissions, brokerage costs, premium taxes and excise taxes, each of which relates directly to the writing of reinsurance contracts. Deferred reinsurance acquisition costs are typically amortized over the underlying risk period of the related contracts. However, if the sum of a contract’s expected losses and LAE and deferred reinsurance acquisition costs exceeds related unearned premiums and any projected investment income, a premium deficiency is determined to exist. In this event, deferred reinsurance acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred reinsurance acquisition costs, a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the periods presented.

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

As of December 31, 2016 and 2015, Blue Capital Re had reinsurance balances payable of $7.1 million and $7.6 million, respectively.

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

As of December 31, 2016, Blue Capital Re has never purchased any reinsurance.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance also changes employers' accounting for an employee's use of shares to satisfy the employer's statutory income tax withholding obligation, and accounting for forfeitures. ASU 2016-09 is effective for public business entities for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. ASU 2016-09 is not expected to impact the Company's Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re’s loss and LAE reserve movements for the years ended December 31, 2016, 2015 and 2014:

	Year Ended	Year Ended	Year Ended
($ in millions)	December 31, 2016	December 31, 2015	December 31, 2014
Gross and net unpaid loss and LAE reserves - beginning	$4.0	$7.9	$—
Losses and LAE incurred:
Current year losses	13.7	3.2	17.1
Prior year losses	—	(0.6)	—
Total incurred losses and LAE	13.7	2.6	17.1
Losses and LAE paid and approved for payment:
Current year losses	(4.7)	(1.2)	(9.2)
Prior year losses	(1.9)	(5.3)	—
Total losses and LAE paid and approved for payment	(6.6)	(6.5)	(9.2)
Gross and net unpaid loss and LAE reserves - ending	$11.1	$4.0	$7.9

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

During 2016, Blue Capital Re’s estimated ultimate loss for prior accident period accident years were reduced by less than $0.1 million (2015 - $0.6 million) due to claims being settled for less than previously estimated.

The Company’s loss and LAE reserves are generally derived from property catastrophe reinsurance contracts which provide protection to the ceding company against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, storms and fires ("covered perils"). The predominant exposures covered by these contracts are losses stemming from property damage and business interruption resulting from a covered peril. The reinsurance contracts that the Company participates in have broadly similar characteristics including the type of coverage, market and claim duration and we operate as a single business segment. As such, the following information is not disaggregated beyond the segment level and is not obscured by either the inclusion of a large amount of insignificant detail or the aggregation of items that have significantly different characteristics.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 2.          Loss and LAE Reserve Movements, cont'd

Claims Development Tables

The following table shows the development of the reserve for losses and loss expenses for the year ended December 31, 2016.

	Loss and allocated loss adjustment expenses
	For the Year Ended December 31, 2016
Accident Year	Incurred	Cumulative Paid
2014	$16.5	$15.5
2015	3.2	2.1
2016	13.7	4.7
Total	$33.4	$22.3

Total outstanding liabilities for unpaid losses and LAE		$11.1

IBNR Reserves and Claims Frequency

The following table shows Blue Capital Re's IBNR reserves and cumulative number of reported claims by accident year as of December 31, 2016. A claim is defined as a reported loss from a cedant on an excess-of-loss reinsurance contract arising from a loss event for which the Company records a paid loss or case reserve. The claim frequency data excludes reported claim activity from pro-rata reinsurance contracts where losses are reported to the Company through periodic accounts and it is therefore impracticable to determine the frequency of reported claims.

As of December 31, 2016
Accident Year	Incurred losses and allocated loss adjustment expenses	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	(U.S dollars in millions)
2014	$16.5	$0.5	6
2015	3.2	0.4	4
2016	13.7	1.9	9

Significant Changes in Methodologies and Assumptions
The Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and LAE. The Company's loss and LAE reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company's own operating history.
Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 2.          Loss and LAE Reserve Movements, cont'd

For the year ended December 31, 2016, as part of the Company's periodic review of key inputs and parameters it uses to establish its reserve for losses and LAE and in order to recognize accumulated historical experience and other relevant industry information, the Company made minor adjustments to the loss reporting patterns used. For the year ended December 31, 2016, the Company did not materially alter initial expected loss ratios for business related to prior years for the reinsurance reserve categories as the variances in reported losses in 2015 for those reserve categories were within the range of possible results anticipated by the Company.

Supplementary Schedule A

Claims Development Tables

The following tables show the development of the reserve for losses and LAE by accident year at December 31, 2016. Information presented for the years ended December 31, 2014 and 2015 is unaudited.

	Incurred losses and allocated LAE
	For the years ended December 31,
Accident year	2014	2015	2016
2014	$17.1	$16.5	$16.5
2015	—	3.2	3.2
2016	—	—	13.7
Total			$33.4

	Cumulative paid losses and allocated LAE
	For the years ended December 31,
Accident year	2014	2015	2016
2014	$9.2	$14.5	$15.5
2015	—	1.2	2.1
2016	—	—	4.7
Total			$22.3

Total loss and LAE reserves at December 31, 2016			$11.1

Claims Duration

The following table shows the unaudited historical average annual percentage payout of incurred claims for Blue Capital Re, by age as of December 31, 2016.

Average annual percentage payout of incurred claims by age
Year 1	Year 2	Year 3
42.8%	30.7%	5.9%

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

The following table sets forth a breakdown of Blue Capital’s gross reinsurance premiums written by geographic area of risks insured for the years ended December 31, 2016, 2015 and 2014:

	Year Ended		Year Ended		Year Ended
($ in millions)	December 31, 2016		December 31, 2015		December 31, 2014
Worldwide (1)	$34.8	81%	$24.1	62%	$30.5	68%
USA:
Nationwide	3.4	8%	5.6	15%	4.7	11%
Florida	2.8	6%	2.4	6%	3.7	8%
Gulf region	0.8	2%	1.7	4%	1.5	3%
California	0.4	1%	0.7	2%	1.2	3%
Midwest region and other	0.4	1%	0.6	2%	1.0	2%
Mid-Atlantic region	0.4	1%	0.4	1%	1.0	2%
Worldwide, excluding U.S.(2)	0.2	—%	3.1	8%	1.4	3%
Total gross premiums written	$43.2	100%	$38.6	100%	$45.0	100%

(1)   "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.
(2)   "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

The following table sets forth a breakdown of Blue Capital’s net reinsurance premiums earned by geographic area of risks insured for the years ended December 31, 2016, 2015 and 2014:

	Year Ended		Year Ended		Year Ended
($ in millions)	December 31, 2016		December 31, 2015		December 31, 2014
Worldwide (1)	$35.0	80%	$24.1	63%	$30.5	69%
USA:
Nationwide	3.5	8%	5.6	15%	4.6	11%
Florida	2.6	6%	2.3	6%	2.8	7%
Gulf region	0.8	2%	1.8	5%	1.4	3%
California	0.4	1%	0.7	2%	1.2	3%
Midwest region and other	0.4	1%	0.6	1%	1.0	2%
Mid-Atlantic region	0.4	1%	0.4	1%	1.0	2%
Worldwide, excluding U.S.(2)	0.5	1%	2.8	7%	1.4	3%
Total net premiums earned	$43.6	100%	$38.3	100%	$43.9	100%

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

Europe, Japan, Australia and New Zealand from February 2016 to February 2017. Blue Capital Re ILS's maximum payment obligation under the 2016 Inward ILW Swap is $2.7 million. Through December 31, 2016, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the 2016 Inward ILW Swap.

 In February 2015, Blue Capital Re ILS entered into an inward ILW swap (the "2015 Inward ILW Swap") with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured. In return for a fixed payment received of $0.6 million, Blue Capital Re ILS was required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from February 2015 to February 2016. Blue Capital Re ILS’ maximum payment obligation under the 2015 Inward ILW Swap was $5.2 million. During the term of the 2015 Inward ILW Swap, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the 2015 Inward ILW Swap.

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

The Inward ILW Swaps are valued on the basis of models developed by the Manager, which represent unobservable (Level 3) inputs. As of December 31, 2016 and 2015, the fair values of the Inward ILW Swaps were less than $0.1 million and $0.1 million, respectively, and are recorded as an "other liability" on the Company's December 31, 2016 and 2015 Consolidated Balance Sheets.

During the years ended December 31, 2016, 2015 and 2014, Blue Capital Re ILS recognized income from derivative instruments of $0.4 million, $0.5 million and $1.4 million, respectively, pursuant to the Inward ILW Swaps.

Outward ILW Swaps

In April 2016, Blue Capital Re ILS entered into various outward ILW swaps (the “2016 Outward ILW Swaps”) with third parties in order to purchase protection against natural catastrophes across multiple geographic zones from April 2016 to April 2017. In return for fixed payments totaling $2.0 million, Blue Capital Re ILS is entitled to receive floating payments in the event of certain losses incurred by the insurance industry as a whole. The maximum aggregate recovery to Blue Capital Re ILS from the 2016 Outward ILW Swaps is $14.5 million. Through December 31, 2016, Blue Capital Re ILS was not aware of any industry loss event occurring which would have triggered a recovery under the 2016 Outward ILW Swaps.

In June 2015, Blue Capital Re ILS entered into an outward ILW swap (the "2015 Outward ILW Swap") with a third-party in order to purchase protection against U.S. wind exposures from June 2015 to December 2015. In return for a fixed payment made of $0.7 million, Blue Capital Re ILS was entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Blue Capital Re ILS under the 2015 Outward ILW Swap was $3.7 million. During the term of the 2015 Outward ILW Swap, Blue Capital Re ILS was not aware of any industry loss event occurring which would have triggered a recovery under the 2015 Outward ILW Swap.

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

NOTE 4.          Derivative Instruments, cont'd

The Outward ILW Swaps are valued on the basis of modeling developed by the Manager, which represents unobservable (Level 3) inputs. As of December 31, 2016 and 2015, the fair values of the Outward ILW Swaps were $0.5 million and $nil, respectively, and were recorded as an “other asset” on the Company's December 31, 2016 and 2015 Consolidated Balance Sheets.

During the year ended December 31, 2016, 2015 and 2014, Blue Capital Re ILS recognized a loss from derivative instruments of $1.4 million, $0.7 million and $0.7 million, respectively, pursuant to the Outward ILW Swaps.

NOTE 5.   Shareholders’ Equity

Common Shares

The Company’s share capital consists of Common Shares with a $1.00 par value per share. Holders of Common Shares are entitled to one vote for each share held, subject to any voting limitations imposed by the Company’s Bye-Laws. As of December 31, 2016 and 2015, the Company had 8,756,071 and 8,752,335 Common Shares outstanding, respectively.

During 2016 and 2015, the Company issued a total of 3,736 and 2,335 Common Shares, respectively, in satisfaction of vested restricted share unit ("RSU") obligations. See Note 8.

Dividends to Holders of Common Shares and RSUs

The Company declared and paid quarterly cash dividends of $0.30 per Common Share and RSU during each of the first three quarters of the year ended December 31, 2016, 2015 and 2014. In addition, in February 2016 and 2015, the Company declared special dividends with respect to its 2015 and 2014 Distributable Income of $1.24 and $0.66, respectively, per Common Share and RSU. The total amount of such dividends declared and paid during 2016, 2015 and 2014 was $18.8 million, $13.7 million and $7.9 million, respectively.

On February 1, 2017, the Company declared a special dividend of $0.59 per Common Share and RSU, which is payable on March 15, 2017 to holders of record on February 28, 2017. The total amount of the special dividend to be paid in March 2017 is $5.2 million.

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

Common Share Repurchase Authorization

As of December 31, 2016, the Company had no Common Share repurchase authorization as part of publicly announced plans or programs.

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

For purposes of determining basic and diluted earnings per Common Share, a portion of net income is allocated to outstanding RSUs, which serves to reduce the Company’s earnings per Common Share numerators. Net losses are not allocated to outstanding RSUs and, therefore, do not impact the Company’s loss per Common Share numerators.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 6.   Basic and Diluted Earnings Per Common Share, cont'd

The following table outlines the Company’s computation of its basic and diluted earnings per Common Share for the years ended December 31, 2016, 2015 and 2014:

($ in millions)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net income	$14.3	$20.7	$15.1
Less: net earnings allocated to participating securities (1)	—	—	—
Earnings per Common Share numerator	$14.3	$20.7	$15.1
Average Common Shares outstanding (in thousands of shares)	8,754	8,751	8,750
Basic and diluted earnings per Common Share	$1.63	$2.36	$1.72

(1)   For all periods presented, the net earnings allocated to participating securities totaled less than $0.1 million.

NOTE 7.          Credit Agreement

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Endurance. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. The 2016 Credit Facility replaces the 2014 Credit Agreement and related Guarantee Agreement which expired on April 29, 2016. Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points. A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt. If the Company fails to comply with any of these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of December 31, 2016, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility.

On May 1, 2015, the Company renewed its 364-day unsecured credit agreement (the "2014 Credit Agreement", together with the 2016 Credit Facility the "Credit Agreements"), which permitted it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. Borrowings under the 2014 Credit Agreement incurred interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points. The Company was also subject to an ongoing annual commitment and guarantor fee of 0.375% of the facility’s total capacity.

Endurance served as a guarantor of the Company’s obligations under the 2014 Credit Agreement and received an annual guarantee fee from the Company equal to 0.125% of the facility’s total capacity. See Note 11.

The 2014 Credit Agreement, which expired on April 29, 2016, contained covenants that limited the Company’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. The 2014 Credit Agreement also contained covenants that required: (i) the Company to maintain a debt to total capitalization ratio of less than or equal to 22.5%; (ii) the Company to maintain a consolidated tangible net worth of no less than 70% of its consolidated tangible net worth as of May 2, 2014 (the original closing date of the Credit Agreement); (iii) Endurance to maintain a debt to total capitalization ratio of less than 35.0%; (iv) Endurance to maintain a consolidated tangible net worth of no less than $1.8 billion; and (v) each of Endurance’s regulated insurance subsidiaries that has a claims paying rating from A.M. Best to maintain a rating of at least "B++." If the Company or Endurance failed to comply with any of these covenants, the lender could have revoked the facility and exercised remedies against the Company or Endurance.

As of December 31, 2016 and 2015, the Company had $nil and $13.0 million of outstanding borrowings, respectively, under the Credit Agreements. With respect to the Company’s outstanding borrowings at December 31, 2015, $4.0 million was repaid on February 2, 2016 and was subject to an annual interest rate of 1.33%, $5.0 million was repaid on February 22, 2016 and was subject to an annual interest rate of 1.48%, and $4.0 million was repaid on March 11, 2016 and was subject to an annual interest rate of 1.51%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

 NOTE 7.          Credit Agreement, cont'd

During the years ended December 31, 2016, 2015 and 2014, the Company paid interest on its borrowings under the Credit Agreements of less than $0.1 million, $0.1 million and less than $0.1 million, respectively.

During the years ended December 31, 2016, 2015 and 2014, the Company incurred less than $0.1 million, $0.1 million and $0.1 million, respectively, in facility and structuring fees in connection with the Credit Agreement. These fees are included within ''general and administrative expenses'' in the Company's Consolidated Statements of Operations and Comprehensive Income.

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

During 2016, the Company awarded a total of 7,095 RSUs (2015: 9,800) to its directors. The RSUs earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the RSUs was $0.1 million (2015: $0.2 million). In determining the grant date fair value associated with the RSUs, the Company assumed a forfeiture rate of zero. The forfeiture assumption associated with the RSUs may be adjusted, if necessary, based on future experience.

During 2016, 3,736 (2015: 2,335) of the RSUs vested. The fair value of the vesting RSUs was $0.1 million (2015: less than $0.1 million). See Note 5. There were no forfeitures of RSUs in 2016.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized $0.2 million, $0.1 million and less than $0.1 million of RSU expense, respectively. The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $0.1 million during 2017 and less than $0.1 million during each of 2018 and 2019.

As of December 31, 2016 and 2015, there were 13,158 and 9,799 RSUs outstanding under the 2013 LTIP, respectively.

NOTE 9.          Income Taxes

The Company and its subsidiaries are domiciled in Bermuda and each have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda.

The Company and its subsidiaries intend to conduct substantially all of their operations in Bermuda in a manner such that they will not be engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S. for federal income tax purposes, the Company cannot assure that the U.S. Internal Revenue Service will not contend, perhaps successfully, that the Company or any of its subsidiaries is engaged in a trade or business in the U.S. A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 9.          Income Taxes, cont'd

as well as branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under an applicable tax treaty.

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

The Insurance Act also limits the maximum amount of annual dividends and distributions that may be paid by Blue Capital Re. Annual distributions that would result in a reduction of Blue Capital Re’s prior year-end balance of combined statutory capital and surplus by more than 25% requires the approval of the BMA. Additionally, Blue Capital Re may not reduce its total capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as capital. With respect to the years ended December 31, 2016 and 2015, Blue Capital Re had the ability to pay dividends of up to $45.9 million and $50.6 million to its parent without BMA approval.

The Insurance Act further provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities. Blue Capital Re exceeded its minimum liquidity requirements at December 31, 2016 and 2015 by $189.7 million and $207.0 million, respectively.

Blue Capital Re’s 2016, 2015 and 2014 statutory net income was $19.1 million, $26.6 million and $19.3 million, respectively. Blue Capital Re's statutory capital and surplus at December 31, 2016 and 2015 was $183.5 million and $202.4 million, respectively.

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

As of December 31, 2016, Endurance owned 33.3% of the Company’s outstanding Common Shares.

Services Provided to Blue Capital by Endurance

Endurance provides services to Blue Capital through the following arrangements:

BW Retrocessional Agreement. Through a retrocessional contract dated December 31, 2013 (the "BW Retrocessional Agreement"), between Blue Capital Re and Blue Water Re, Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with the Company’s underwriting guidelines. Pursuant to the BW Retrocessional Agreement, Blue Capital Re may participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Endurance or other third-party reinsurers, which provides it with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Endurance or other well capitalized third-party rated reinsurers, which allows Blue Capital Re to transact business with counterparties who prefer to enter into contracts with rated reinsurers.

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

Fees Incurred Pursuant to the Aforementioned Agreements

 During the year ended December 31, 2016, the Company incurred general and administrative expenses of $2.7 million pursuant to the Investment Management Agreement, $0.6 million pursuant to the Administrative Services Agreement and $0.5 million pursuant to the Underwriting and Insurance Management Agreement.

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

NOTE 11.   Related Party Transactions, cont'd

During the year ended December 31, 2014, the Company incurred general and administrative expenses of $2.7 million pursuant to the Investment Management Agreement, $0.6 million pursuant to the Administrative Services Agreement and less than $0.1 million pursuant to the Underwriting and Insurance Management Agreement.

During each of the years ended December 31, 2016, 2015 and 2014, the Company incurred fees of less than $0.1 million pursuant to Endurance's guarantee of the Company’s obligations with respect to the 2014 Credit Agreement. See Note 7.

As of December 31, 2016 and 2015, the Company owed Endurance $1.8 million and $2.9 million for the services performed pursuant to the aforementioned agreements, respectively.

NOTE 12.  Commitments and Contingent Liabilities

Commitments

As of December 31, 2016 and 2015, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of the IPO, whether or not the Manager’s performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders’ equity (approximately $9.2 million as of December 31, 2016).

Litigation

Blue Capital Re, as a reinsurer, is subject to litigation and arbitration proceedings in the normal course of its business. Such proceedings often involve reinsurance contract disputes, which are typical for the reinsurance industry.  Blue Capital Re’s estimates of possible losses incurred in connection with such legal proceedings are provided for as loss and LAE on its Consolidated Statements of Operations and Comprehensive Income and are included within loss and LAE reserves on its Consolidated Balance Sheets.

The Company and its subsidiaries had no unresolved legal proceedings at December 31, 2016 and 2015.

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

At December 31, 2016 and 2015, the fair value of the Company’s outstanding borrowings under the Credit Agreements, each of which were of a short duration, approximated their carrying value of $nil and $13.0 million, respectively. See Note 7.

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

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

Selected quarterly financial data for 2016 and 2015 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the consolidated results of operations for the interim periods.

	2016 Three Months Ended				2015 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net reinsurance premiums earned	$11.5	$10.4	$11.4	$10.3	$9.3	$9.5	$9.7	$9.8
Net (loss) income from derivative instruments	(0.5)	(0.5)	(0.1)	0.1	0.1	(0.3)	—	—
Total revenues	11.0	9.9	11.3	10.4	9.4	9.2	9.7	9.8
Underwriting expenses	7.0	6.6	9.3	5.4	4.0	4.7	4.2	4.4
Interest expense	—	—	—	—	—	0.1	—	—
Total expenses	7.0	6.6	9.3	5.4	4.0	4.8	4.2	4.4
Net income	$4.0	$3.3	$2.0	$5.0	$5.4	$4.4	$5.5	$5.4
Amounts per Common Share:
Basic and diluted earnings	$0.46	$0.38	$0.22	$0.57	$0.62	$0.50	$0.63	$0.61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS
BLUE CAPITAL REINSURANCE HOLDINGS LTD.

We have audited the consolidated financial statements of Blue Capital Reinsurance Holdings Ltd. as of and for the year ended December 31, 2016 and 2015, and have issued our report thereon dated March 1, 2017 (such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15 of this Annual Report on Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda
March 1, 2017

SCHEDULE II

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars)	2016	2015
Assets:
Cash and cash equivalents	$0.8	$0.1
Investment in subsidiary, on the equity method of accounting	183.5	202.6
Intercompany receivables	0.6	0.5
Other assets	0.2	0.1
Total Assets	$185.1	$203.3
Liabilities:
Debt	—	13.0
Accounts payable and accrued expenses	1.8	2.7
Total Liabilities	1.8	15.7
Shareholders’ Equity:	183.3	187.6
Total Liabilities and Shareholders’ Equity	$185.1	$203.3

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
(In millions of U.S. dollars)	December 31, 2016	December 31, 2015	December 31, 2014
Revenues	$—	$—	$—
Expenses	4.8	5.9	4.4
Parent only net loss	(4.8)	(5.9)	(4.4)
Equity in earnings of subsidiaries	19.1	26.6	19.5
Net income and comprehensive income	$14.3	$20.7	$15.1

SCHEDULE II
(continued)

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
(In millions of U.S. dollars)	December 31, 2016	December 31, 2015	December 31, 2014
Cash flows used in operations:
Net income	$14.3	$20.7	$15.1
Charges (credits) to reconcile net income to net cash from operations:
Equity in earnings of subsidiary	(19.1)	(26.6)	(19.5)
Expense recognized for RSUs	0.2	0.1	—
Net change in:
Intercompany receivables	(0.1)	2.0	(2.5)
Other assets	(0.1)	—	—
Accounts payable and accrued expenses	(0.9)	2.0	0.1
Net cash used in operations	(5.7)	(1.8)	(6.8)
Cash flows provided by investing activities:
Dividends received from subsidiary	38.2	3.0	—
Contribution of capital from (to) subsidiary	—	6.5	(6.0)
Net cash provided by (used in) investing activities	38.2	9.5	(6.0)
Cash flows used in financing activities:
Borrowings under the Credit Agreement	—	9.0	8.0
Repayment of borrowings	(13.0)	(4.0)	—
Dividends paid - Common Shares and RSUs	(18.8)	(13.7)	(7.9)
Net cash (used in) provided by financing activities	(31.8)	(8.7)	0.1
Net increase (decrease) in cash and cash equivalents during the year	0.7	(1.0)	(12.7)
Cash and cash equivalents - beginning of period	0.1	1.1	13.8
Cash and cash equivalents - end of period	$0.8	$0.1	$1.1

SCHEDULE III

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

SUPPLEMENTARY INSURANCE INFORMATION
(In millions of U.S. dollars)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
	Deferred policy acquisition costs	Reserves for unpaid claims and claim adjustment expenses	Unearned premiums	Other policy claims and benefits payable	Net premiums earned	Net investment income	Claims and claims adjustment expenses	Amortization of policy acquisition costs	Other underwriting expenses	Net premiums written
December 31, 2016	$0.1	$11.1	$0.9	$—	$43.6	$—	$13.7	$9.6	$5.0	$43.2
December 31, 2015	0.1	4.0	1.3	—	38.3	—	2.6	8.6	6.1	38.6
December 31, 2014	0.1	7.9	1.1	—	43.9	—	17.1	7.7	4.7	45.0

SCHEDULE IV

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

REINSURANCE
(In millions of U.S. dollars)

Column A	Column B	Column C	Column D	Column E	Column F
Premiums Written	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2016
Property and liability insurance	$43.2	$—	$43.2	$43.2	100%
Year Ended December 31, 2015
Property and liability insurance	$38.6	$—	$38.6	$38.6	100%
Year Ended December 31, 2014
Property and liability insurance	$45.0	$—	$45.0	$45.0	100%