Form 10-Q
period 2017-03-31
Blue Capital Reinsurance Holdings Ltd.
filed 2017-05-09
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 4, 2017, the registrant had 8,756,071 common shares outstanding, with a par value of $1.00 per share ("Common Shares").

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

•
conflicts of interest that could result from our relationships and potential overlaps in business with related parties, including Endurance Specialty Holdings Ltd. (a wholly owned subsidiary of Sompo Holdings, Inc.) ("Endurance") and its subsidiaries;

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

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K") as filed with the Securities and Exchange Commission (the "SEC"), including the risk factors set forth in Item 1A thereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

 BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions of U.S. dollars, except per share amounts)	2017	2016
Assets	(Unaudited)
Cash and cash equivalents	$7.2	$4.7
Reinsurance premiums receivable	13.5	7.7
Deferred reinsurance acquisition costs	1.0	0.1
Funds held by ceding companies	181.9	191.4
Other assets	0.4	0.8
Total Assets	$204.0	$204.7
Liabilities
Loss and loss adjustment expense reserves	$10.9	$11.1
Unearned reinsurance premiums	7.7	0.9
Reinsurance balances payable	1.9	7.1
Other liabilities (See Note 8)	3.9	2.3
Total Liabilities	24.4	21.4
Commitments and contingent liabilities (See Note 9)	—	—
Shareholders' Equity
Common Shares, at par value - 8,756,071 shares issued and outstanding (2016 - 8,756,071)	8.8	8.8
Additional paid-in capital	165.5	165.5
Retained earnings	5.3	9.0
Total Shareholders' Equity	179.6	183.3
Total Liabilities and Shareholders' Equity	$204.0	$204.7

See notes to the unaudited consolidated financial statements, including Note 8 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In millions of U.S. dollars, except per share amounts)	2017	2016
Revenues
Reinsurance premiums written	$17.0	$17.4
Change in net unearned reinsurance premiums	(6.8)	(7.1)
Net reinsurance premiums earned	10.2	10.3
Net (loss) income from derivative instruments	(0.4)	0.1
Net investment income	0.1	—
Total revenues	9.9	10.4
Expenses
Loss and loss adjustment expenses	1.8	1.7
Reinsurance acquisition costs	2.7	2.2
General and administrative expenses	1.3	1.5
Total expenses	5.8	5.4
Net income and comprehensive income	$4.1	$5.0
Per share amounts:
Basic and diluted earnings per Common Share	$0.47	$0.57
Dividends declared per Common Share and RSU	0.89	1.54

See notes to the unaudited consolidated financial statements, including Note 8, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2017 and 2016

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained earnings
(In millions of U.S. dollars)
Balance at January 1, 2017	$183.3	$8.8	$165.5	$9.0
Net income	4.1	—	—	4.1
Dividends declared - Common Shares and RSUs	(7.8)	—	—	(7.8)
Balance at March 31, 2017	$179.6	$8.8	$165.5	$5.3

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained earnings
(In millions of U.S. dollars)
Balance at January 1, 2016	$187.6	$8.8	$165.3	$13.5
Net income	5.0	—	—	5.0
Dividends declared - Common Shares and RSUs	(13.5)	—	—	(13.5)
Balance at March 31, 2016	$179.1	$8.8	$165.3	$5.0

See notes to the unaudited consolidated financial statements, including Note 8, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In millions of U.S. dollars)	2017	2016
Cash flows provided by operating activities:
Net income	$4.1	$5.0
Net change in:
Loss and loss adjustment expense reserves	(0.2)	1.1
Unearned reinsurance premiums	6.8	7.2
Reinsurance balances payable	(5.2)	(3.4)
Deferred reinsurance acquisition costs	(0.9)	(0.9)
Reinsurance premiums receivable	(5.8)	3.6
Funds held by ceding companies	9.5	12.6
Other liabilities	(1.0)	0.7
Other assets	0.4	0.1
Net cash and cash equivalents provided by operating activities	7.7	26.0
Net cash and cash equivalents provided by investing activities	—	—
Cash flows used in financing activities:
Dividends paid - Common Shares and RSUs	(5.2)	(10.9)
Repayments of borrowings under the Credit Agreements	—	(13.0)
Net cash and cash equivalents used in financing activities	(5.2)	(23.9)
Net increase in cash and cash equivalents during the period	2.5	2.1
Cash and cash equivalents - beginning of period	4.7	6.1
Cash and cash equivalents - end of period	$7.2	$8.2

See notes to the unaudited consolidated financial statements, including Note 8, which describes certain related party transactions.

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

The unaudited consolidated financial statements incorporated in this report on Form 10-Q  have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. Certain prior period amounts, all of which are immaterial, have been reclassified to conform to the current period presentation. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the 2016 Form 10-K. In the opinion of management, these interim unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position, results of operations and cash flows. The unaudited consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements may not be indicative of financial results for the full year. The December 31, 2016 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all of the disclosures required by GAAP.

There were no material changes in the Company's significant accounting and reporting policies subsequent to the filing of the 2016 Form 10-K.

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

The Company operates as a single business segment through its wholly-owned subsidiaries: (i) Blue Capital Re Ltd. ("Blue Capital Re"), a Bermuda Class 3A insurer which provides collateralized reinsurance; and (ii) Blue Capital Re ILS Ltd. ("Blue Capital Re ILS"), a Bermuda exempted limited liability company which conducts hedging and other investment activities, including entering into industry loss warranties and related instruments, in support of Blue Capital Re's operations. Blue Capital leverages the reinsurance underwriting expertise and infrastructure of Endurance and its various subsidiaries to conduct its business. Sompo Holdings, Inc. is the ultimate beneficial owner of 33.3% of the Company's outstanding Common Shares through its ownership of Endurance.

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

NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re's loss and LAE reserve movements for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
($ in millions)	2017	2016
Gross and net unpaid loss and LAE reserves- beginning	$11.1	$4.0
Losses and LAE incurred:
Current year losses	1.3	1.0
Prior year losses	0.5	0.7
Total incurred losses and LAE	1.8	1.7
Losses and LAE paid and approved for payment:
Current year losses	—	—
Prior year losses	2.0	0.6
Total losses and LAE paid and approved for payment	2.0	0.6
Gross and net unpaid loss and LAE reserves- ending	$10.9	$5.1

Loss and LAE reserves are comprised of case reserves (which are based on claims that have been reported) and incurred but not reported ("IBNR") reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and may include a provision for expected future development on existing case reserves). Case reserves are set on the basis of loss reports received from third parties. IBNR reserves are estimated by management using various actuarial methods as well as a combination of the Manager's own loss experience, historical industry loss experience and management and the Manager's professional judgment.

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

Blue Capital Re's reserving process is highly dependent on loss information received from its cedants and the Manager.

During the first three months of 2017, Blue Capital Re's estimated ultimate loss for prior period accident years was increased by $0.5 million (2016 - $0.7 million) due to the emergence of claims exceeding previous estimates of losses and LAE related to those years.

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

The following table sets forth a breakdown of Blue Capital's premiums written by geographic area of risks insured during the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
Worldwide(1)	$11.3	66%	$12.0	69%
USA:
Nationwide	2.6	15%	3.2	19%
Florida	1.7	10%	0.3	2%
Gulf region	—	—%	0.5	3%
California	0.3	2%	0.4	2%
Midwest region and other	0.3	2%	0.4	2%
Mid-Atlantic region	0.3	2%	0.4	2%
Worldwide, excluding U.S.(2)	0.5	3%	0.2	1%
Total premiums written	$17.0	100%	$17.4	100%
 (1)            "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.
 (2)              "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

The following table sets forth a breakdown of Blue Capital's net reinsurance premiums earned by geographic area of risks insured during the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
Worldwide(1)	$8.0	78%	$8.2	80%
USA:
Nationwide	0.7	7%	0.8	8%
Florida	1.1	11%	0.6	6%
Gulf region	—	—%	0.2	1%
California	0.1	1%	0.1	1%
Midwest region and other	0.1	1%	0.1	1%
Mid-Atlantic region	0.1	1%	0.1	1%
Worldwide, excluding U.S.(2)	0.1	1%	0.2	2%
Total net premiums earned	$10.2	100%	$10.3	100%
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

NOTE 4.                      Derivative Instruments

Inward Industry Loss Warranty ("ILW") Swaps

In February 2016, Blue Capital Re ILS entered into an inward ILW swap (the "2016 Inward ILW Swap") with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured. In return for a fixed payment received of $0.4 million, Blue Capital Re ILS was required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from February 2016 to February 2017. Blue Capital Re ILS's maximum payment obligation under the 2016 Inward ILW Swap was $2.7 million. During the term of the 2016 Inward ILW Swap, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the 2016 Inward ILW Swap.

The Inward ILW Swap is valued on the basis of models developed by the Manager, which represent unobservable (Level 3) inputs. As of March 31, 2017 and December 31, 2016, the fair values of the Inward ILW Swaps were nil and less than $0.1 million, respectively. The balance as of December 31, 2016 was recorded as an "other liability" on the Company's December 31, 2016 Consolidated Balance Sheet.

During the three months ended March 31, 2017 and 2016, Blue Capital Re ILS recognized income from derivative instruments of less than $0.1 million and $0.1 million, respectively, pursuant to the Inward ILW Swap.

Outward ILW Swaps

In April 2016, Blue Capital Re ILS entered into various outward ILW swaps (the “2016 Outward ILW Swaps”) with third-parties in order to purchase protection against natural catastrophes across multiple geographic zones from April 2016 to April 2017. In return for fixed payments totaling $2.0 million, Blue Capital Re ILS is entitled to receive floating payments in the event of certain losses incurred by the insurance industry as a whole. The maximum aggregate recovery to Blue Capital Re ILS from the 2016 Outward ILW Swaps is $14.5 million. Through March 31, 2017, Blue Capital Re ILS was not aware of any industry loss event occurring which would have triggered a recovery under the 2016 Outward ILW Swaps.

The Outward ILW Swaps are valued on the basis of modeling developed by the Manager, which represents unobservable (Level 3) inputs. As of March 31, 2017 and December 31, 2016, the fair value of the Outward ILW Swaps were less than $0.1 million and $0.5 million, respectively, and were recorded as an “other asset” on the Company's March 31, 2017 and December 31, 2016 Consolidated Balance Sheets.

During the three month period ended March 31, 2017, Blue Capital Re recognized a loss from derivative instruments of $0.4 million, pursuant to the Outward ILW Swaps.

There were no Outward ILW swaps in effect during the three month period ended March 31, 2016.

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

NOTE 5.                      Basic and Diluted Earnings per Common Share, cont'd

The following table outlines the Company's computation of its basic and diluted earnings per Common Share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net income	$4.1	$5.0
Less: net earnings allocated to participating securities(1)	—	—
Earnings per Common Share numerator	$4.1	$5.0
Average Common Shares outstanding (in thousands of shares)	8,756	8,752
Basic and diluted earnings per Common Share	$0.47	$0.57
(1)         During the three month periods ended March 31, 2017 and 2016, the net earnings allocated to participating securities totaled less than $0.1 million.

Dividends to Holders of Common Shares and RSUs

The Company declared regular cash dividends per Common Share and RSU of $0.30 during each of the three month periods ended March 31, 2017 and 2016.  In addition, in February 2017 and 2016, the Company declared special dividends with respect to its 2016 and 2015 Distributable Income of $0.59 and $1.24, respectively, per Common Share and RSU. As of March 31, 2017, the Company had $2.6 million of dividends payable to holders of Common Shares and RSUs, which is included within "other liabilities" on its Unaudited Consolidated Balance Sheet at that date. As of December 31, 2016, the Company had no dividends payable to holders of Common Shares and RSUs.

The total amount of dividends paid to holders of Common Shares and RSUs during the three month periods ended March 31, 2017 and 2016 was $5.2 million and $10.9 million, respectively.

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

NOTE 6.                      Credit Facility

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Endurance. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. The 2016 Credit Facility replaced the 2014 Credit Agreement and related Guarantee Agreement (together the "Credit Facilities") which expired on April 29, 2016.  Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points. A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  If the Company fails to comply with any of these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of March 31, 2017, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility.

As of March 31, 2017 and December 31, 2016, the Company had no outstanding borrowings under the 2016 Credit Facility.

During the three month periods ended March 31, 2017 and 2016, the Company paid interest on its borrowings under the Credit Facilities of nil and $0.1 million, respectively.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 6.                      Credit Facility, cont'd

During the three month periods ended March 31, 2017 and 2016, the Company incurred nil and less than $0.1 million in facility and structuring fees in connection with the Credit Facilities. These fees are included within ''general and administrative expenses'' on the Company's Unaudited Consolidated Statements of Income and Comprehensive Income.

NOTE 7.                      Share-Based Compensation

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

There were no awards or forfeitures of RSUs and no RSUs vested during the three months ended March 31, 2017 and 2016.

During each of the three months ended March 31, 2017 and 2016, the Company recognized less than $0.1 million of RSU expense. At March 31, 2017 compensation costs not yet recognized related to unvested RSUs was $0.1 million.

As of March 31, 2017 and December 31, 2016, there were 13,158 RSUs outstanding under the 2013 LTIP.

NOTE 8.               Related Party Transactions

As of March 31, 2017 and December 31, 2016, Endurance and its wholly owned subsidiary, Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), owned 33.3% of the Company's outstanding Common Shares.

Through each of the following roles and relationships, Blue Capital leverages Endurance's reinsurance underwriting expertise and infrastructure to conduct its business: (i) the Manager, a wholly-owned subsidiary of Endurance, manages Blue Capital Re's and Blue Capital Re ILS's reinsurance underwriting decisions; (ii) Blue Water Re Ltd. ("Blue Water Re") is a significant source of reinsurance business for Blue Capital Re; (iii) Endurance's General Counsel serves as a director; (iv) the Manager's Treasurer serves as the Company's CFO; and (v) Endurance's Chief Financial Officer is the Manager's CEO, the CEO of the Company and serves as Chairman of the Board.

All of the compensation that employees of Endurance are entitled to as directors of the Company is assigned directly to Endurance.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 8.               Related Party Transactions, cont'd

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

Administrative Services Agreement. The Company has entered into an Administrative Services Agreement with the Manager, as amended on November 13, 2014 (the "Administrative Services Agreement").  Pursuant to the terms of the Administrative Services Agreement, the Manager provides Blue Capital with support services, including the services of our CFO, as well as finance and accounting, internal audit, claims management and policy wording, modeling software licenses, office space, information technology, human resources and administrative support.

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

Fees Incurred Pursuant to the Aforementioned Agreements

During the three months ended March 31, 2017, the Company incurred general and administrative expenses of: (i) $0.7 million pursuant to the Investment Management Agreement; (ii) $0.1 million pursuant to the Administrative Services Agreement; and (iii) $0.1 million pursuant to the Underwriting and Insurance Management Agreement.

During the three months ended March 31, 2016, the Company incurred general and administrative expenses of: (i) $0.7 million pursuant to the Investment Management Agreement; (ii) $0.1 million pursuant to the Administrative Services Agreement; and (iii) $0.4 million pursuant to the Underwriting and Insurance Management Agreement.

During each of the three months ended March 31, 2017 and 2016, the Company incurred fees of nil and less than $0.1 million related to the Credit Facilities. See Note 6.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 8.               Related Party Transactions, cont'd

As of March 31, 2017 and December 31, 2016, the Company owed Endurance $0.9 million and $1.8 million for the services performed pursuant to the aforementioned agreements, respectively, which are included within "other liabilities" on the Company's Consolidated Balance Sheets at those dates.

NOTE 9.               Commitments and Contingent Liabilities

Commitments

As of March 31, 2017 and December 31, 2016, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of its initial public offering on November 5, 2013 (the "IPO"), whether or not the Manager's performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders' equity (approximately $9.0 million as of March 31, 2017).

Amounts Held in Trust for the Benefit of Ceding Companies

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

As of March 31, 2017, Blue Capital Re ILS had pledged $3.1 million of its cash and cash equivalents to trust accounts established for the benefit of third parties. As of December 31, 2016, Blue Capital Re and Blue Capital Re ILS had collectively pledged $3.1 million of their cash and cash equivalents to trust accounts established for the benefit of third parties ($3.1 million) and Blue Water Re (less than $0.1 million). The cash and cash equivalents pledged to Blue Water Re at December 31, 2016 represented funds that had not yet been formally transferred to a trust account to collateralize Blue Capital Re's obligations to Blue Water Re. See Note 8. These amounts are presented on the Company's Consolidated Balance Sheets as "cash and cash equivalents."

As of March 31, 2017 and December 31, 2016, Blue Capital had transferred $181.9 million and $191.4 million of its cash and cash equivalents, respectively, to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement. See Note 8. These amounts are presented on the Company's Consolidated Balance Sheets as "funds held by ceding companies."

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

The Company and its subsidiaries had no unresolved legal proceedings at March 31, 2017 and December 31, 2016.

Concentrations of Credit and Counterparty Risk

Blue Capital Re ILS's derivative instruments are subject to counterparty risk. The Company and the Manager routinely monitor this risk.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 9.               Commitments and Contingent Liabilities, cont'd

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

NOTE 10.               Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  These estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Blue Capital carries its assets and liabilities that constitute financial instruments on its Consolidated Balance Sheets at fair value with the exception of its outstanding borrowings under the Credit Facilities. At March 31, 2017 and December 31, 2016, the Company had no outstanding borrowings under the Credit Facilities. See Note 6.

NOTE 11.               Subsequent Event

By letter received on April 21, 2017, Mr. Adam Szakmary, advised the Company of his resignation as Chief Executive Officer ("CEO") and director with immediate effect. Following his resignation, the Company appointed Michael J. McGuire as CEO, effective as of April 24, 2017. In light of the Board vacancy caused by Mr. Szakmary's resignation, the Board appointed Mr. John V. Del Col as a Class B director to serve until the 2018 Annual General Meeting of the Company's shareholders or until his earlier resignation or removal.

As a result of his resignation, Mr. Szakmary forfeited 2,352 RSUs.

Item 2.                   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three month periods ended March 31, 2017 and 2016, and our financial condition as of March 31, 2017 and December 31, 2016.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2016 Form 10-K, as filed with the SEC.

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

We experienced continued competition during the January 1, 2017 renewal period, due to the absence of any significant market changing industry catastrophe losses or other events over the past several years. As a result, we experienced an overall risk adjusted rate decrease of approximately 3% on the risks we wrote at January 1, 2017, versus those written a year ago. Despite the competitive market conditions we currently face, through the efforts of the Manager thus far in 2017, we believe that we have achieved preferred signings with our business partners including a shift in the profile of renewal premiums where we increased the amount of indemnity retrocession business that we wrote and reduced our participation in inadequately priced retro ILW business in our portfolio.

During the three months ended March 31, 2017 we generated $4.1 million of net income, declared regular cash dividends of $0.30 per Common Share and RSU, and on February 1, 2017 we declared a special dividend with regard to 2016 of $0.59 per Common Share and RSU.

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

Our consolidated results of operations for the three month periods ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
($ in millions)	2017	2016
Revenues
Reinsurance premiums written	$17.0	$17.4
Change in net unearned reinsurance premiums	(6.8)	(7.1)
Net reinsurance premiums earned	10.2	10.3
Net (loss) income from derivative instruments	(0.4)	0.1
Net investment income	0.1	—
Total revenues	9.9	10.4
Expenses
Loss and LAE - current year losses	1.3	1.0
Loss and LAE - prior year losses	0.5	0.7
Reinsurance acquisition costs	2.7	2.2
General and administrative expenses	1.3	1.5
Total expenses	5.8	5.4
Net income and comprehensive income	$4.1	$5.0
Loss and LAE ratio	17.1%	16.9%
Reinsurance acquisition cost ratio	26.5%	20.7%
General and administrative expense ratio	12.9%	14.6%
GAAP combined ratio	56.5%	52.2%

Reinsurance Premiums Written and Earned

During the three months ended March 31, 2017 and 2016, we wrote $17.0 million and $17.4 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The modest decrease in reinsurance premiums written during the first quarter of 2017 versus that of the comparable 2016 period resulted from the purchase of reinsurance protection which offset premiums written.

Net premiums earned during the three month period ended March 31, 2017 were modestly lower than that of the comparable 2016 period in line with premiums written.

See Note 3 of the Notes to the Unaudited Consolidated Financial Statements.

 Net Loss from Derivative Instruments

During the three months ended March 31, 2017, our in-force derivative contracts included the 2016 Outward ILW Swaps, partially offset by the 2016 Inward ILW Swap. During the three months ended March 31, 2016, our in-force derivative contracts included the 2016 Inward ILW Swap.

During the three months ended March 31, 2017, we recognized $(0.4) million of net loss from derivative instruments. During the three months ended March 31, 2016, we recognized $0.1 million of net income from derivative instruments.

See Note 4 of the Notes to the Unaudited Consolidated Financial Statements.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
($ in millions)	2017	2016
Loss and LAE incurred - current year	$1.3	$1.0
Loss and LAE incurred - prior year	0.5	0.7
Total loss and LAE incurred	$1.8	$1.7
Loss and LAE ratio	17.1%	16.9%

During the three months ended March 31, 2017 and 2016, we established $1.3 million and $1.0 million of loss and LAE reserves, respectively, for estimated losses incurred during such periods, nearly all of which constituted IBNR reserves. There were no individually significant loss events that impacted us during the three month periods ended March 31, 2017 and 2016.

During the three months ended March 31, 2017, we recognized $0.5 million of adverse loss and LAE reserve development for estimated losses incurred during 2016. In addition, during the three months ended March 31, 2016, we recognized $0.7 million of adverse loss and LAE reserve development for estimated losses incurred during 2015.

Reinsurance Acquisition Costs

The following table summarizes our consolidated reinsurance acquisition costs and our reinsurance acquisition cost ratios for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
($ in millions)	2017	2016
Commissions, brokerage costs, fronting fees and other	$2.0	$1.6
Profit commissions	0.7	0.6
Total reinsurance acquisition costs	$2.7	$2.2
Reinsurance acquisition cost ratio	26.5%	20.7%

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

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs increased in the three months ended March 31, 2017, versus the comparable 2016 periods, reflecting the impacts of a higher concentration of earned premium from the retrocessional quota share agreement with Endurance Bermuda which maintains a higher acquisition cost and other shifts in the profile of business written. Our profit commissions incurred, which fluctuate based on our loss experience, were higher in the three months ended March 31, 2017 compared to 2016 as a result of a lower level of losses incurred on treaties with loss sensitive terms.

General and Administrative Expenses

The following table summarizes our consolidated general and administrative expenses and our general and administrative expense ratios for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
($ in millions)	2017	2016
Investment Management Agreement fees	$0.7	$0.7
Administrative Services Agreement fees	0.1	0.1
Underwriting and Insurance Management Agreement fees	0.1	0.4
Public company expenses	0.4	0.3
Total general and administrative expenses	$1.3	$1.5
General and administrative expense ratio	12.9%	14.6%

See Note 8 of the Notes to the Unaudited Consolidated Financial Statements for further information regarding the nature of the expenses that we incur pursuant to the agreements with the Manager and other affiliates of Endurance.

The expenses we have incurred pursuant to the Investment Management Agreement and Administrative Services Agreement have remained consistent from period to period.  During the three month period ended March 31, 2017, we incurred $0.1 million of performance fees (2016- 0.4 million) pursuant to the Underwriting and Insurance Management Agreement.

Our public company expenses incurred during the periods presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company. These expenses increased modestly in 2017 compared to 2016.

 Income Taxes

We were not subject to income taxes in any jurisdiction during the periods presented.

Exposure Management

The following discussion should be read in conjunction with Item 1A "Risk Factors" included in the 2016 Form 10-K, as filed with the SEC, in particular the risk factor entitled "Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties."

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones. On January 1, 2017 our projected net exposures by zone were in compliance with our underwriting guidelines. Namely, our projected net exposure to any one zone was below 50% of our projected shareholders' equity at March 31, 2017.

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

The table that follows details our projected net impact from single event losses as of January 1, 2017 for selected zones at specified return periods using industry-recognized third-party vendor models. It is important to note that each catastrophe model we use contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Since the Manager utilizes a combination of third-party models, its own proprietary models and underwriting judgment to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the table below:

Net Impact from Single Event Losses at Specified Return Periods

	Net Impact (Millions)	Return Period(1)	Percentage of March 31, 2017 Shareholders’ Equity
U.S. - Florida hurricane	$53	1 in 100 year	30%
Japan earthquake	34	1 in 250 year	19%
All other zones			less than 15%
(1)   A "100-year" return period can also be referred to as the 1.0% occurrence exceedance probability ("OEP"), meaning there is an estimated 1.0% chance in any given year that this level will be exceeded.  A "250-year" return period can also be referred to as the 0.4% OEP, meaning there is an estimated 0.4% chance in any given year that this level will be exceeded.

On January 1, 2017, our projected single event loss exposures were within our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our projected shareholders' equity at March 31, 2017, and the projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our projected shareholders' equity at March 31, 2017.

Our projections of the net impact from single event losses may vary considerably within a particular territory depending on the specific characteristics of the event.

Given the limited availability of reliable historical data, there is a great deal of uncertainty with regard to the accuracy of any catastrophe model, especially when contemplating longer return periods.

Our single event loss estimates represent snapshots as of January 1, 2017. The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, losses incurred, the expiration of existing policies and changes in our ceded reinsurance and derivative protections. There were no material changes made to the composition of our in-force portfolio from January 1, 2017 to March 31, 2017.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from Blue Capital Re to pay its expenses and to repay its outstanding borrowings under the Credit Agreements, as well as to fund the payment of any dividends to its shareholders or share repurchase programs. The ability of Blue Capital Re to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Blue Capital Re may not declare or pay a dividend to the Company if there are reasonable grounds for believing that Blue Capital Re is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Blue Capital Re's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Blue Capital Re, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of March 31, 2017, Blue Capital Re could pay a dividend or return additional paid-in capital totaling approximately $36.1 million (December 31, 2016 – $45.9 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations.

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

As of March 31, 2017, we held $7.2 million of cash and cash equivalents of which: (i) $3.1 million was pledged to trust accounts established for the benefit of third parties; and (ii) $4.1 million represented unencumbered cash on hand.

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Endurance. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. The 2016 Credit Facility replaced the 2014 Credit Agreement and related Guarantee Agreement (together the "Credit Facilities") which expired on April 29, 2016.  Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt. If the Company fails to comply with any of these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of March 31, 2017, the Company was in compliance with all of its respective covenants associated with the Credit Facility.

As of March 31, 2017, we had no outstanding borrowings under the 2016 Credit Facility.  See Note 6 of the Notes to the Unaudited Consolidated Financial Statements.

During the three month period ended March 31, 2017, we declared: (i) a special dividend with respect to 2016 of $0.59 per Common Share and RSU, which was paid on March 15, 2017; (ii) a first quarter 2017 regular dividend of $0.30 per Common Share and RSU, which was paid on April 12, 2017. The total dollar amount of dividends paid during the three month period ended March 31, 2017 was $5.2 million.

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

Capital Resources

Our total shareholders' equity (or total capital) was $179.6 million and $183.3 million as of March 31, 2017 and December 31, 2016, respectively. Our total capital decreased during the three month period ended March 31, 2017 as a result of the declaration of $7.8 million in dividends to holders of Common Shares and RSUs which was partially offset by net income of $4.1 million and equity compensation expense for RSUs of less than $0.1 million.

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

Contractual Obligations and Commitments

As of March 31, 2017, we had no outstanding borrowings under the 2016 Credit Facility.  See Note 6 of the Notes to the Unaudited Consolidated Financial Statements.

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

As of March 31, 2017, our total shareholders' equity was $179.6 million.  Assuming that our average total shareholders' equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $2.7 million per year pursuant to this agreement.

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

Since the Underwriting and Insurance Management Agreement is dependent on our future performance, we are unable to determine the amount of Performance Fees we would expect to pay the Manager in future periods pursuant to this agreement. During the first three months of 2017, we incurred $0.1 million in Performance Fees pursuant to this agreement.

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

As of March 31, 2017, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $9.0 million.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at March 31, 2017 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Off-Balance Sheet Arrangements

As of March 31, 2017, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

	Three Months Ended March 31,
($ in millions)	2017	2016
Net cash provided by operating activities	$7.7	$26.0
Net cash used in financing activities	(5.2)	(23.9)
Net increase in cash and cash equivalents	2.5	2.1
Cash and cash equivalents, beginning of period	4.7	6.1
Cash and cash equivalents, end of period	$7.2	$8.2

We experienced a net increase of $2.5 million and $2.1 million in our cash and cash equivalents during the three month periods ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, our premium collections, net releases of cash and cash equivalents from trusts established by Blue Water Re and cash inflows from other operating activities exceeded our payments of general and administrative expenses by $7.7 million. We also paid $5.2 million in dividends to holders of Common Shares and RSUs during the period.

During the three months ended March 31, 2016, our premium collections, net releases of cash and cash equivalents from trusts established by Blue Water Re and cash inflows from other operating activities exceeded our payments of general and administrative expenses by $26.0 million. We also paid $10.9 million in dividends to holders of Common Shares and RSUs and repaid $13.0 million under the 2014 Credit Agreement during the period.

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

Loss and LAE Reserves

As of March 31, 2017 our best estimate for gross and net unpaid loss and LAE reserves was $10.9 million, with IBNR representing approximately 30% of such reserves.

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

Further information regarding our loss and LAE reserve estimates is included in the section entitled "Summary of Critical Accounting Policies and Estimates" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2016 Form 10-K, as filed with the SEC.

Written and Earned Reinsurance Premiums

During the three month periods ended March 31, 2017 and 2016, we wrote $17.0 million and $17.4 million in reinsurance premiums, respectively, and earned reinsurance premiums of $10.2 million and $10.3 million, respectively.

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

Detailed information regarding our written and earned reinsurance premiums is included in the section entitled "Summary of Critical Accounting Policies and Estimates"  in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"  included in the 2016 Form 10-K, as filed with the SEC.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Refer to the 2016 Form 10-K, as filed with the SEC, and in particular Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."  As of March 31, 2017, there were no material changes to our market risks as described in the 2016 Form 10-K, as filed with the SEC.

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

Item 1A.      Risk Factors.

Before investing in any of our securities, you should carefully consider the risk factors and all other information set forth in our 2016 Form 10-K. These risks could materially affect our business, results of operations or financial condition and cause the trading price of our securities to decline. You could lose all or part of your investment.

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

10.1
Letter dated April 25, 2017 by and among John V. Del Col, Endurance Specialty Holdings Ltd. and Blue Capital Reinsurance Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 25, 2017).

11	Statement Re: Computation of Per Share Earnings (included as Note 4 of the Notes to the Unaudited Consolidated Financial Statements).

31.1	Certification of Michael J. McGuire, CEO of Blue Capital Reinsurance Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Greg A. Garside, CFO of Blue Capital Reinsurance Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of Michael J. McGuire and Greg A. Garside, CEO and CFO, respectively, of Blue Capital Reinsurance Holdings Ltd., pursuant to 18 U.S.C. Section 1350. (*)

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as at March 31, 2017 (unaudited) and December 31, 2016; (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Consolidated Statements of Changes in Shareholders' Equity; (iv) the Unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

By:	/s/ GREG A. GARSIDE

Name:	Greg A. Garside
Title:	Chief Financial Officer
(Principal Financial Officer)

May 9, 2017