Form 10-Q
period 2017-06-30
Blue Capital Reinsurance Holdings Ltd.
filed 2017-08-02
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, the registrant had 8,761,229 common shares outstanding, with a par value of $1.00 per share ("Common Shares").

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

•	potential treatment of us as an investment company or a passive foreign investment company for purposes of U.S. securities laws or U.S. federal taxation, respectively;

•	the impact of the United Kingdom's June 2016 referendum on European Union membership and the expected withdrawal of the United Kingdom from the European Union;

•	the amount and timing of reinsurance recoveries;

•	the effects of competitors' pricing policies, and of changes in laws and regulations on competition, industry consolidation and development of competing financial products;

•	the overall level of competition, and the related supply and demand dynamics in our markets relating to growing capital levels in our industry;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	declining demand due to increased retentions by cedants and other factors;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues;

•	the ability of the counterparty institutions with which we conduct business to continue to meet their obligations to us;

•	operational risks, including the risk of fraud and any errors and omissions, as well as technology breaches or failures;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and

•	changes in accounting principles or the application of such principles by regulators.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

 BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions of U.S. dollars, except per share amounts)	2017	2016
Assets	(Unaudited)
Cash and cash equivalents	$3.8	$4.7
Reinsurance premiums receivable	22.8	7.7
Deferred reinsurance acquisition costs	1.3	0.1
Funds held by ceding companies	182.0	191.4
Other assets	2.0	0.8
Total Assets	$211.9	$204.7
Liabilities
Loss and loss adjustment expense reserves	$11.2	$11.1
Unearned reinsurance premiums	9.5	0.9
Reinsurance balances payable	5.9	7.1
Other liabilities (See Note 8)	3.7	2.3
Total Liabilities	30.3	21.4
Commitments and contingent liabilities (See Note 9)	—	—
Shareholders' Equity
Common Shares, at par value - 8,761,229 shares issued and outstanding (2016 - 8,756,071)	8.8	8.8
Additional paid-in capital	165.5	165.5
Retained earnings	7.3	9.0
Total Shareholders' Equity	181.6	183.3
Total Liabilities and Shareholders' Equity	$211.9	$204.7

See notes to the unaudited consolidated financial statements, including Note 8 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of U.S. dollars, except per share amounts)	2017	2016	2017	2016
Revenues
Reinsurance premiums written	$12.1	$9.3	$29.1	$26.7
Change in net unearned reinsurance premiums	(1.8)	2.1	(8.6)	(5.0)
Net reinsurance premiums earned	10.3	11.4	20.5	21.7
Net loss from derivative instruments	(0.2)	(0.1)	(0.6)	(0.1)
Net investment income	0.2	—	0.3	—
Total revenues	10.3	11.3	20.2	21.6
Expenses
Loss and loss adjustment expenses	1.8	6.0	3.6	7.8
Reinsurance acquisition costs	2.5	2.1	5.2	4.2
General and administrative expenses	1.4	1.2	2.7	2.7
Total expenses	5.7	9.3	11.5	14.7
Net income and comprehensive income	$4.6	$2.0	$8.7	$6.9
Per share amounts:
Basic and diluted earnings per Common Share	$0.52	$0.22	$0.99	$0.79
Dividends declared per Common Share and RSU	0.30	0.30	1.19	1.84

See notes to the unaudited consolidated financial statements, including Note 8, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2017 and 2016

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained earnings
(In millions of U.S. dollars)
Balance at January 1, 2017	$183.3	$8.8	$165.5	$9.0
Net income	8.7	—	—	8.7
Dividends declared - Common Shares and RSUs	(10.4)	—	—	(10.4)
Balance at June 30, 2017	$181.6	$8.8	$165.5	$7.3

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained earnings
(In millions of U.S. dollars)
Balance at January 1, 2016	$187.6	$8.8	$165.3	$13.5
Net income	6.9	—	—	6.9
Expense recognized for RSUs	0.1	—	0.1	—
Dividends declared - Common Shares and RSUs	(16.1)	—	—	(16.1)
Balance at June 30, 2016	$178.5	$8.8	$165.4	$4.3

See notes to the unaudited consolidated financial statements, including Note 8, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In millions of U.S. dollars)	2017	2016
Cash flows provided by operating activities:
Net income	$8.7	$6.9
Adjustments to reconcile net income to net cash and cash equivalents from operations:
Expense recognized for RSUs	—	0.1
Net change in:
Loss and loss adjustment expense reserves	0.1	5.6
Unearned reinsurance premiums	8.6	5.0
Reinsurance balances payable	(1.2)	(2.5)
Deferred reinsurance acquisition costs	(1.2)	(0.8)
Reinsurance premiums receivable	(15.1)	4.0
Funds held by ceding companies	9.4	11.5
Other liabilities	(1.2)	(0.5)
Other assets	(1.2)	(1.8)
Net cash and cash equivalents provided by operating activities	6.9	27.5
Net cash and cash equivalents provided by investing activities	—	—
Cash flows used in financing activities:
Dividends paid - Common Shares and RSUs	(7.8)	(13.5)
Repayments of borrowings under the Credit Agreements	—	(13.0)
Net cash and cash equivalents used in financing activities	(7.8)	(26.5)
Net (decrease) increase in cash and cash equivalents during the period	(0.9)	1.0
Cash and cash equivalents - beginning of period	4.7	6.1
Cash and cash equivalents - end of period	$3.8	$7.1

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

NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re's loss and LAE reserve movements for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Gross and net unpaid loss and LAE reserves- beginning	$10.9	$5.1	$11.1	$4.0
Losses and LAE incurred:
Current year losses	1.3	6.1	2.6	7.2
Prior year losses	0.5	(0.1)	1.0	0.6
Total incurred losses and LAE	1.8	6.0	3.6	7.8
Losses and LAE paid and approved for payment:
Current year losses	—	1.1	—	1.1
Prior year losses	1.5	0.4	3.5	1.1
Total losses and LAE paid and approved for payment	1.5	1.5	3.5	2.2
Gross and net unpaid loss and LAE reserves- ending	$11.2	$9.6	$11.2	$9.6

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

During the three months ended June 30, 2017, Blue Capital Re's estimated ultimate loss for prior period accident years was increased by $0.5 million, due to the emergence of claims exceeding previous estimates of losses and LAE related to those years. During the three months ended June 30, 2016, Blue Capital Re's estimated ultimate loss for prior period accident years was decreased by $0.1 million, due to favorable development on prior accident years.

During the six months ended June 30, 2017, Blue Capital Re's estimated ultimate loss for prior period accident years was increased by $1.0 million (2016 - $0.6 million ) due to the emergence of claims exceeding previous estimates of losses and LAE related to those years.

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

The following table sets forth a breakdown of Blue Capital's premiums written by geographic area of risks insured during the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Worldwide(1)	$6.5	54%	$6.5	70%	$17.8	61%	$18.6	70%
USA:
Nationwide	0.8	7%	0.2	2%	3.4	12%	3.4	13%
Florida	4.4	36%	2.4	26%	6.1	21%	2.8	10%
Gulf region	0.4	3%	0.2	2%	0.4	1%	0.7	3%
California	—	—%	—	—%	0.3	1%	0.3	1%
Midwest region and other	—	—%	—	—%	0.3	1%	0.4	1%
Mid-Atlantic region	—	—%	—	—%	0.3	1%	0.4	1%
Worldwide, excluding U.S.(2)	—	—%	—	—%	0.5	2%	0.1	1%
Total premiums written	$12.1	100%	$9.3	100%	$29.1	100%	$26.7	100%
 (1)            "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.
 (2)              "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

The following table sets forth a breakdown of Blue Capital's net reinsurance premiums earned by geographic area of risks insured during the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Worldwide(1)	$7.9	76%	$9.2	80%	$15.9	78%	$17.4	79%
USA:
Nationwide	0.8	8%	1.0	9%	1.5	7%	1.8	8%
Florida	1.2	12%	0.6	5%	2.3	11%	1.2	6%
Gulf region	0.1	1%	0.2	2%	0.1	—%	0.4	2%
California	0.1	1%	0.1	1%	0.2	1%	0.2	1%
Midwest region and other	—	—%	—	—%	0.1	—%	0.2	1%
Mid-Atlantic region	0.1	1%	0.1	1%	0.2	1%	0.2	1%
Worldwide, excluding U.S.(2)	0.1	1%	0.2	2%	0.2	2%	0.3	2%
Total net premiums earned	$10.3	100%	$11.4	100%	$20.5	100%	$21.7	100%
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

NOTE 4.                      Derivative Instruments

Inward Industry Loss Warranty ("ILW") Swap

In February 2016, Blue Capital Re ILS entered into an inward ILW swap (the "2016 Inward ILW Swap") with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured. In return for a fixed payment received of $0.4 million, Blue Capital Re ILS was required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from February 2016 to February 2017. Blue Capital Re ILS's maximum payment obligation under the 2016 Inward ILW Swap was $2.7 million. During the term of the 2016 Inward ILW Swap, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation.

The Inward ILW Swap was valued on the basis of models developed by the Manager, which represent unobservable (Level 3) inputs. As of December 31, 2016, the fair value of the Inward ILW Swap was less than $0.1 million, and was recorded as an "other liability" on the Company's December 31, 2016 Consolidated Balance Sheet.

During the three months ended June 30, 2017 and 2016, Blue Capital Re ILS recognized income from derivative instruments of nil and less than $0.1 million, respectively, pursuant to the Inward ILW Swap. During the six months ended June 30, 2017 and 2016, Blue Capital Re ILS recognized income from derivative instruments of less than $0.1 million pursuant to the Inward ILW Swap.

Outward ILW Swaps

In March 2017 and June 2017, Blue Capital Re ILS entered into various ILW swaps (the "2017 Outward ILW Swaps") with third-parties in order to purchase protection against natural catastrophes across multiple geographic zones from March 2017 to March 2018. In return for fixed payments totaling $2.0 million, Blue Capital Re ILS is entitled to receive floating payments in the event of certain losses incurred by the insurance industry as a whole. The maximum aggregate potential recovery to Blue Capital Re ILS from the 2017 Outward ILW Swaps is $9.0 million. Through June 30, 2017, Blue Capital Re ILS was not aware of any industry loss event occurring which would have triggered a recovery under the 2017 Outward ILW Swaps.

The 2017 Outward ILW Swaps are valued on the basis of modeling developed by the Manager, which represents unobservable (Level 3) inputs. As of June 30, 2017, the fair value of the 2017 Outward ILW Swaps was $1.8 million, which was recorded as an "other asset" on the Company's June 30, 2017 Consolidated Balance Sheet.

In April 2016, Blue Capital Re ILS entered into various outward ILW swaps (the “2016 Outward ILW Swaps”) with third-parties in order to purchase protection against natural catastrophes across multiple geographic zones from April 2016 to April 2017. In return for fixed payments totaling $2.0 million, Blue Capital Re ILS was entitled to receive floating payments in the event of certain losses incurred by the insurance industry as a whole. The maximum aggregate potential recovery to Blue Capital Re ILS from the 2016 Outward ILW Swaps was $9.0 million. Through June 30, 2017, Blue Capital Re ILS was not aware of any industry loss event occurring which would have triggered a recovery under the 2016 Outward ILW Swaps.

The 2016 Outward ILW Swaps were valued on the basis of modeling developed by the Manager, which represents unobservable (Level 3) inputs. As of December 31, 2016, the fair value of the Outward ILW Swaps was $0.5 million, and was recorded as an “other asset” on the Company's December 31, 2016 Consolidated Balance Sheet.

During the three months ended June 30, 2017 and 2016, Blue Capital Re ILS recognized a loss from derivative instruments of $0.2 million and $0.2 million, respectively, pursuant to the Outward ILW Swaps. During the six months ended June 30, 2017 and 2016, Blue Capital Re ILS recognized a loss from derivative instruments of $0.6 million and $0.2 million, respectively, pursuant to the Outward ILW Swaps.

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

The following table outlines the Company's computation of its basic and diluted earnings per Common Share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$4.6	$2.0	$8.7	$6.9
Less: net earnings allocated to participating securities(1)	—	—	—	—
Earnings per Common Share numerator	$4.6	$2.0	$8.7	$6.9
Average Common Shares outstanding (in thousands of shares)	8,757	8,753	8,757	8,753
Basic and diluted earnings per Common Share	$0.52	$0.22	$0.99	$0.79
(1)         During the three and six month periods ended June 30, 2017 and 2016, the net earnings allocated to participating securities totaled less than $0.1 million.

Dividends to Holders of Common Shares and RSUs

The Company declared regular cash dividends per Common Share and RSU of $0.30 during each of the three month periods ended June 30, 2017 and 2016 and $0.60 per Common Share and RSU during each of the six month periods ended June 30, 2017 and 2016.  In addition, in February 2017 and 2016, the Company declared special dividends with respect to its 2016 and 2015 Distributable Income of $0.59 and $1.24, respectively, per Common Share and RSU. As of June 30, 2017, the Company had $2.6 million of dividends payable to holders of Common Shares and RSUs, which is included within "other liabilities" on its Unaudited Consolidated Balance Sheet at that date. As of December 31, 2016, the Company had no dividends payable to holders of Common Shares and RSUs.

The total amount of dividends paid to holders of Common Shares and RSUs during the six month periods ended June 30, 2017 and 2016 was $7.8 million and $13.5 million, respectively.

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

NOTE 6.                      Credit Facility, Cont'd

In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of June 30, 2017, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility.

As of June 30, 2017 and December 31, 2016, the Company had no outstanding borrowings under the 2016 Credit Facility.

During each of the six month periods ended June 30, 2017 and 2016, the Company paid interest on its borrowings under the Credit Facilities of nil and $0.1 million, respectively.

During the three and six month periods ended June 30, 2017, the Company incurred no facility or structuring fees in connection with the Credit Facilities. During the three and six month periods ended June 30, 2016, the Company incurred less than $0.1 million in facility and structuring fees in connection with the Credit Facilities. These fees are included within ''general and administrative expenses'' on the Company's Unaudited Consolidated Statements of Income and Comprehensive Income.

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

During the three and six months ended June 30, 2017, the Company awarded a total of 6,540 RSUs (2016 - 7,095) to directors of its Board. The RSUs earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the RSUs was $0.1 million (2016 - $0.1 million).

During the three and six months ended June 30, 2017, 5,158 RSUs vested (2016 - 3,736). The fair value of the vesting RSUs was $0.1 million (2016 - $0.1 million).

During the three and six months ended June 30, 2017 2,352 RSUs were forfeited (2016 - nil).

During each of the three months ended June 30, 2017 and 2016, the Company recognized less than $0.1 million of RSU expense. During each of the six months ended June 30, 2017 and 2016, the Company recognized less than $0.1 million and $0.1 million of RSU expense. At June 30, 2017 compensation costs not yet recognized related to unvested RSUs was $0.2 million.

As of June 30, 2017 and December 31, 2016, there were 12,188 and 13,158 RSUs outstanding, respectively, under the 2013 LTIP.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 8.               Related Party Transactions

As of June 30, 2017 and December 31, 2016, Endurance and its wholly owned subsidiary, Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), owned 33.3% of the Company's outstanding Common Shares.

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

Fees Incurred Pursuant to the Aforementioned Agreements

During the three and six months ended June 30, 2017, the Company incurred general and administrative expenses of: (i) $0.7 million and $1.4 million pursuant to the Investment Management Agreement; (ii) $0.1 million and $0.3 million pursuant to the Administrative Services Agreement; and (iii) $0.3 million and $0.4 million pursuant to the Underwriting and Insurance Management Agreement.

During the three and six months ended June 30, 2016, the Company incurred general and administrative expenses of: (i) $0.7 million and $1.4 million pursuant to the Investment Management Agreement; (ii) $0.1 million and $0.3 million pursuant to the Administrative Services Agreement; and (iii) nil and $0.4 million pursuant to the Underwriting and Insurance Management Agreement.

During each of the three and six months ended June 30, 2017 and 2016, the Company incurred fees of nil and less than $0.1 million related to the Credit Facilities. See Note 6.

As of June 30, 2017 and December 31, 2016, the Company owed Endurance $1.1 million and $1.8 million for the services performed pursuant to the aforementioned agreements, respectively, which are included within "other liabilities" on the Company's Consolidated Balance Sheets at those dates.

NOTE 9.               Commitments and Contingent Liabilities

Commitments

As of June 30, 2017 and December 31, 2016, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of its initial public offering on November 5, 2013 (the "IPO"), whether or not the Manager's performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders' equity (approximately $9.1 million as of June 30, 2017).

Amounts Held in Trust for the Benefit of Ceding Companies

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

As of June 30, 2017, Blue Capital Re ILS did not have any cash and cash equivalents pledged to trust accounts established for the benefit of third parties. As of December 31, 2016, Blue Capital Re and Blue Capital Re ILS had collectively pledged $3.1 million of their cash and cash equivalents to trust accounts established for the benefit of third parties ($3.1 million) and Blue Water Re (less than $0.1 million). The cash and cash equivalents pledged to Blue Water Re at December 31, 2016 represented funds that had not yet been formally transferred to a trust account to collateralize Blue Capital Re's obligations to Blue Water Re. See Note 8. These amounts are presented on the Company's Consolidated Balance Sheets as "cash and cash equivalents."

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 9.               Commitments and Contingent Liabilities, cont'd

As of June 30, 2017 and December 31, 2016, Blue Capital had transferred $182.0 million and $191.4 million of its cash and cash equivalents, respectively, to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement. See Note 8. These amounts are presented on the Company's Consolidated Balance Sheets as "funds held by ceding companies."

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

The Company and its subsidiaries had no unresolved legal proceedings at June 30, 2017 and December 31, 2016.

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

NOTE 10.               Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  These estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Blue Capital carries its assets and liabilities that constitute financial instruments on its Consolidated Balance Sheets at fair value with the exception of its outstanding borrowings under the Credit Facilities. At June 30, 2017 and December 31, 2016, the Company had no outstanding borrowings under the Credit Facilities. See Note 6.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

Item 2.                   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2017 and 2016, and our financial condition as of June 30, 2017 and December 31, 2016.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2016 Form 10-K, as filed with the SEC.

Overview

We are a Bermuda reinsurance holding company which offers collateralized reinsurance in the property catastrophe market. Our principal objective is to maximize the expected total return for our shareholders by underwriting a diversified portfolio of short-tail reinsurance contracts and investing in insurance-linked securities with what we believe to be attractive risk and return characteristics. We provide our shareholders with the opportunity to own an alternative asset class whose returns we believe have historically been largely uncorrelated to those of other asset classes, such as global equities, bonds and hedge funds.

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

We experienced continued competition during the January 1, 2017 and June 1, 2017 renewal periods, due to the absence of any significant market changing industry catastrophe losses or other events over the past several years. As a result, we experienced an overall risk adjusted rate decrease of approximately 3% on the risks we wrote at January 1 and June 1, 2017, versus those written a year ago. Despite the competitive market conditions we currently face, through the efforts of the Manager thus far in 2017, we believe that we have achieved preferred signings with our business partners including a shift in the profile of renewal premiums where we increased the amount of indemnity retrocession business that we wrote and reduced our participation in inadequately priced retro ILW business in our portfolio.

During the three and six months ended June 30, 2017 we generated $4.6 million and $8.7 million of net income, declared regular cash dividends of $0.30 and $0.60 per Common Share and RSU, and on February 1, 2017 we declared a special dividend with regard to 2016 of $0.59 per Common Share and RSU.

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

Our consolidated results of operations for the three and six month periods ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Revenues
Reinsurance premiums written	$12.1	$9.3	$29.1	$26.7
Change in net unearned reinsurance premiums	(1.8)	2.1	(8.6)	(5.0)
Net reinsurance premiums earned	10.3	11.4	20.5	21.7
Net loss from derivative instruments	(0.2)	(0.1)	(0.6)	(0.1)
Net investment income	0.2	—	0.3	—
Total revenues	10.3	11.3	20.2	21.6
Expenses
Loss and LAE - current year losses	1.3	6.1	2.6	7.2
Loss and LAE - prior year losses	0.5	(0.1)	1.0	0.6
Reinsurance acquisition costs	2.5	2.1	5.2	4.2
General and administrative expenses	1.4	1.2	2.7	2.7
Total expenses	5.7	9.3	11.5	14.7
Net income and comprehensive income	$4.6	$2.0	$8.7	$6.9
Loss and LAE ratio	18.0%	53.1%	17.6%	35.9%
Reinsurance acquisition cost ratio	24.6%	18.6%	25.5%	19.6%
General and administrative expense ratio	13.5%	10.3%	13.2%	12.3%
GAAP combined ratio	56.1%	82.0%	56.3%	67.8%

Reinsurance Premiums Written and Earned

During the three months ended June 30, 2017 and 2016, we wrote $12.1 million and $9.3 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The increase in reinsurance premiums written during the second quarter of 2017 versus that of the comparable 2016 period resulted from an increase in direct business reflective of a shift in the deployment of capital from the January 1 to June 1 renewal date, partially offset by lower premiums sourced through our retrocessional quota share agreement with Endurance (the "Endurance Quota Share Agreement").

During the six months ended June 30, 2017 and 2016, we wrote $29.1 million and $26.7 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The increase in reinsurance premiums written during the first six months of 2017 versus that of the comparable 2016 period was driven by the shift in capital deployed to direct business on which we recognize the entire ultimate premium at inception as written, offset by a decrease in Endurance Quota Share Agreement business under which premiums are recorded as written uniformly over the period of the agreement.

Net premiums earned during the three and six month periods ended June 30, 2017 were lower than that of the comparable 2016 periods mainly due to the reinstatement premiums reflected in 2016 arising from loss activity experienced in the period, as well as increased retrocession protection purchased in 2017.

See Note 3 of the Notes to the Unaudited Consolidated Financial Statements.

 Net Loss from Derivative Instruments

During the three month period ended June 30, 2017, our in-force derivative contracts included the 2017 Outward ILW Swaps. During the six month period ended June 30, 2017, our in-force derivative contracts included the 2017 Outward ILW Swaps, the 2016 Outward ILW Swaps and the 2016 Inward ILW Swaps.

During the three and six months ended June 30, 2016, our in-force derivative contracts included the 2016 Outward ILW Swaps, partially offset by the 2016 Inward ILW Swap.

During the three month periods ended June 30, 2017 and 2016, we recognized $0.2 million (2016 - $0.1 million) of net loss from derivative instruments. During the six month periods ended June 30, 2017 and 2016, we recognized $0.6 million (2016 - $0.1 million) of net loss from derivative instruments.

See Note 4 of the Notes to the Unaudited Consolidated Financial Statements.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Loss and LAE incurred - current year	$1.3	$6.1	$2.6	$7.2
Loss and LAE incurred - prior year	0.5	(0.1)	1.0	0.6
Total loss and LAE incurred	$1.8	$6.0	$3.6	$7.8
Loss and LAE ratio	18.0%	53.1%	17.6%	35.9%

During the three and six months ended June 30, 2017, we established $1.3 million and $2.6 million of loss and LAE reserves, respectively, for estimated losses incurred during such periods, nearly all of which constituted IBNR reserves.

During the three and six months ended June 30, 2016, we established $6.1 million and $7.2 million of net loss and LAE reserves, respectively, for estimated losses incurred during such periods, primarily driven by the catastrophe events summarized in the following table. There were no individually significant loss events that impacted us during the three and six month periods ended June 30, 2017.

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

During the three and six months ended June 30, 2017, we recognized $0.5 million and $1.0 million of net adverse loss and LAE reserve development for estimated losses incurred during the years 2014-2016. In addition, during the three months ended June 30, 2016, we recognized $0.1 million of favorable loss and LAE reserve development and in the six months ended June 30, 2016 we recognized $0.6 million of adverse loss and LAE reserve development for estimated losses incurred during 2015. Adverse loss and LAE reserve development was recorded in both 2017 and 2016 due to the emergence of claims exceeding previous estimates of losses and LAE related to prior years.

Reinsurance Acquisition Costs

The following table summarizes our consolidated reinsurance acquisition costs and our reinsurance acquisition cost ratios for the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Commissions, brokerage costs, fronting fees and other	$2.0	$2.1	$4.0	$3.7
Profit commissions	0.5	—	1.2	0.5
Total reinsurance acquisition costs	$2.5	$2.1	$5.2	$4.2
Reinsurance acquisition cost ratio	24.6%	18.6%	25.5%	19.6%

Our reinsurance acquisition costs, which we normally recognize over the underlying risk period of the related contracts, include commissions, brokerage costs, fronting fees, premium taxes and excise taxes, in each case, when applicable, and are normally a set percentage of gross premiums written. Our reinsurance acquisition costs may also include profit commissions, which are paid to ceding companies in the event of favorable loss experience.

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs for the three and six months ended June 30, 2017, were comparable to the costs incurred during the 2016 period. Our profit commissions incurred, which fluctuate based on our loss experience, were higher in the three and six months ended June 30, 2017 compared to 2016 as a result of a lower level of losses incurred from the Endurance Quota Share Agreement.

General and Administrative Expenses

The following table summarizes our consolidated general and administrative expenses and our general and administrative expense ratios for the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Investment Management Agreement fees	$0.7	$0.7	$1.4	$1.4
Administrative Services Agreement fees	0.1	0.1	0.3	0.3
Underwriting and Insurance Management Agreement fees	0.3	—	0.4	0.4
Public company expenses	0.3	0.4	0.6	0.6
Total general and administrative expenses	$1.4	$1.2	$2.7	$2.7
General and administrative expense ratio	13.5%	10.3%	13.2%	12.3%

See Note 8 of the Notes to the Unaudited Consolidated Financial Statements for further information regarding the nature of the expenses that we incur pursuant to the agreements with the Manager and other affiliates of Endurance.

The expenses we have incurred pursuant to the Investment Management Agreement and Administrative Services Agreement have remained consistent from period to period.  During the three and six month periods ended June 30, 2017, we incurred $0.3 million and $0.4 million of performance fees (2016- nil and $0.4 million) pursuant to the Underwriting and Insurance Management Agreement.

Our public company expenses incurred during the periods presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company. These expenses decreased modestly in 2017 compared to 2016.

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

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones. On June 1, 2017 our projected net exposures by zone were in compliance with our underwriting guidelines. Namely, our projected net exposure from any one catastrophe event in any individual zone was at or below 50% of our projected shareholders' equity at June 30, 2017.

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

The table that follows details our projected net impact from single event losses as of June 1, 2017 for selected zones at specified return periods using industry-recognized third-party vendor models. It is important to note that each catastrophe model we use contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Net Impact from Single Event Losses at Specified Return Periods

	Net Impact (Millions)	Return Period(1)	Percentage of June 30, 2017 Shareholders’ Equity
U.S. - Florida hurricane	$55	1 in 100 year	30%
Japan earthquake	36	1 in 250 year	20%
California earthquake	28	1 in 250 year	15%
All other zones			less than 15%
(1)   A "100-year" return period can also be referred to as the 1.0% occurrence exceedance probability ("OEP"), meaning there is an estimated 1.0% chance in any given year that this level will be exceeded.  A "250-year" return period can also be referred to as the 0.4% OEP, meaning there is an estimated 0.4% chance in any given year that this level will be exceeded.

On June 1, 2017, our projected single event loss exposures were within our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our shareholders' equity at June 30, 2017, and the projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our shareholders' equity at June 30, 2017.

Our projections of the net impact from single event losses may vary considerably within a particular territory depending on the specific characteristics of the event.

Given the limited availability of reliable historical data, there is a great deal of uncertainty with regard to the accuracy of any catastrophe model, especially when contemplating longer return periods.

Our single event loss estimates represent snapshots as of June 1, 2017. The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, losses incurred, the expiration of existing policies and changes in our ceded reinsurance and derivative protections.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from Blue Capital Re to pay its expenses and to repay any outstanding borrowings under the Credit Agreements, as well as to fund the payment of any dividends to its shareholders or share repurchase programs. The ability of Blue Capital Re to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Blue Capital Re may not declare or pay a dividend to the Company if there are reasonable grounds for believing that Blue Capital Re is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Blue Capital Re's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Blue Capital Re, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of June 30, 2017, Blue Capital Re could pay a dividend or return additional paid-in capital totaling approximately $32.8 million (December 31, 2016 – $45.9 million) without prior regulatory approval based upon Bermuda law and regulations.

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

As of June 30, 2017, we held $3.8 million of cash and cash equivalents, which was entirely unencumbered cash on hand.

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Endurance. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. The 2016 Credit Facility replaced the 2014 Credit Agreement and related Guarantee Agreement (together the "Credit Facilities") which expired on April 29, 2016.  Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt. If the Company fails to comply with any of these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of June 30, 2017, the Company was in compliance with all of its respective covenants associated with the Credit Facility.

As of June 30, 2017, we had no outstanding borrowings under the 2016 Credit Facility.  See Note 6 of the Notes to the Unaudited Consolidated Financial Statements.

During the six month period ended June 30, 2017, we declared: (i) a special dividend with respect to 2016 of $0.59 per Common Share and RSU, which was paid on March 15, 2017; (ii) a first quarter 2017 regular dividend of $0.30 per Common Share and RSU, which was paid on April 12, 2017; and (iii) a second quarter 2017 regular dividend of $0.30 per Common Share and RSU, which was paid on July 14, 2017. The total dollar amount of dividends paid during the six month period ended June 30, 2017 was $7.8 million.

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

Capital Resources

Our total shareholders' equity (or total capital) was $181.6 million and $183.3 million as of June 30, 2017 and December 31, 2016, respectively. Our total capital decreased during the six month period ended June 30, 2017 as a result of the declaration of $10.4 million in dividends to holders of Common Shares and RSUs which was partially offset by net income of $8.7 million and equity compensation expense for RSUs of less than $0.1 million.

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

Contractual Obligations and Commitments

As of June 30, 2017, we had no outstanding borrowings under the 2016 Credit Facility.  See Note 6 of the Notes to the Unaudited Consolidated Financial Statements.

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

As of June 30, 2017, our total shareholders' equity was $181.6 million.  Assuming that our average total shareholders' equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $2.7 million per year pursuant to this agreement.

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

Since the Underwriting and Insurance Management Agreement is dependent on our future performance, we are unable to determine the amount of Performance Fees we would expect to pay the Manager in future periods pursuant to this agreement. During the first six months of 2017, we incurred $0.4 million in Performance Fees pursuant to this agreement.

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

As of June 30, 2017, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $9.1 million.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at June 30, 2017 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Off-Balance Sheet Arrangements

As of June 30, 2017, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

	Six Months Ended June 30,
($ in millions)	2017	2016
Net cash provided by operating activities	$6.9	$27.5
Net cash used in financing activities	(7.8)	(26.5)
Net (decrease) increase in cash and cash equivalents	(0.9)	1.0
Cash and cash equivalents, beginning of period	4.7	6.1
Cash and cash equivalents, end of period	$3.8	$7.1

We experienced a net decrease of $0.9 million and net increase of $1.0 million in our cash and cash equivalents during the six month periods ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017, our premium collections, net releases of cash and cash equivalents from trusts established by Blue Water Re and cash inflows from other operating activities exceeded our payments of general and administrative expenses by $6.9 million. We also paid $7.8 million in dividends to holders of Common Shares and RSUs during the period.

During the six months ended June 30, 2016, our premium collections and other operating activities exceeded our transfers of cash and cash equivalents into trusts established by Blue Water Re and payments of general and administrative expenses by $27.5 million. We also paid $13.5 million in dividends to holders of Common Shares and RSUs and repaid $13.0 million under the 2014 Credit Agreement during the period.

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

Loss and LAE Reserves

As of June 30, 2017 our best estimate for gross and net unpaid loss and LAE reserves was $11.2 million, with IBNR representing approximately 30% of such reserves.

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

Written and Earned Reinsurance Premiums

During the six month periods ended June 30, 2017 and 2016, we wrote $29.1 million and $26.7 million in reinsurance premiums, respectively, and earned reinsurance premiums of $20.5 million and $21.7 million, respectively.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Refer to the 2016 Form 10-K, as filed with the SEC, and in particular Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."  As of June 30, 2017, there were no material changes to our market risks as described in the 2016 Form 10-K, as filed with the SEC.

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

Exhibit
Number	Description of Document

11	Statement Re: Computation of Per Share Earnings (included as Note 5 of the Notes to the Unaudited Consolidated Financial Statements).

31.1	Certification of Michael J. McGuire, CEO of Blue Capital Reinsurance Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Greg A. Garside, CFO of Blue Capital Reinsurance Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of Michael J. McGuire and Greg A. Garside, CEO and CFO, respectively, of Blue Capital Reinsurance Holdings Ltd., pursuant to 18 U.S.C. Section 1350. (*)

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as at June 30, 2017 (unaudited) and December 31, 2016; (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Consolidated Statements of Changes in Shareholders' Equity; (iv) the Unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

By:	/s/ GREG A. GARSIDE

Name:	Greg A. Garside
Title:	Chief Financial Officer
(Principal Financial Officer)

August 2, 2017