Form 10-Q
period 2017-09-30
Blue Capital Reinsurance Holdings Ltd.
filed 2017-11-07
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, the registrant had 8,761,229 common shares outstanding, with a par value of $1.00 per share ("Common Shares").

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

•
conflicts of interest that could result from our relationships and potential overlaps in business with related parties, including Sompo International Holdings Ltd. (a wholly owned subsidiary of Sompo Holdings, Inc.) ("Sompo International") and its subsidiaries;

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

 BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions of U.S. dollars, except per share amounts)	2017	2016
Assets	(Unaudited)
Cash and cash equivalents	$4.1	$4.7
Reinsurance premiums receivable	23.1	7.7
Deferred reinsurance acquisition costs	0.6	0.1
Funds held by ceding companies	180.0	191.4
Other assets	4.9	0.8
Total Assets	$212.7	$204.7
Liabilities
Loss and loss adjustment expense reserves	$68.1	$11.1
Unearned reinsurance premiums	4.2	0.9
Reinsurance balances payable	9.7	7.1
Other liabilities (See Note 8)	3.7	2.3
Total Liabilities	85.7	21.4
Commitments and contingent liabilities (See Note 9)	—	—
Shareholders' Equity
Common Shares, at par value - 8,761,229 shares issued and outstanding (2016 - 8,756,071)	8.8	8.8
Additional paid-in capital	165.5	165.5
Retained (deficit) earnings	(47.3)	9.0
Total Shareholders' Equity	127.0	183.3
Total Liabilities and Shareholders' Equity	$212.7	$204.7

See notes to the unaudited consolidated financial statements, including Note 8 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of U.S. dollars, except per share amounts)	2017	2016	2017	2016
Revenues
Reinsurance premiums written	$10.3	$7.8	$39.4	$34.5
Change in net unearned reinsurance premiums	5.3	2.6	(3.3)	(2.4)
Net reinsurance premiums earned	15.6	10.4	36.1	32.1
Net gain (loss) from derivative instruments	3.1	(0.6)	2.5	(0.6)
Net investment income	0.4	0.1	0.7	0.1
Total revenues	19.1	9.9	39.3	31.6
Expenses
Loss and loss adjustment expenses	68.1	2.6	71.7	10.4
Reinsurance acquisition costs	1.6	2.9	6.8	7.2
General and administrative expenses	1.3	1.1	4.0	3.7
Total expenses	71.0	6.6	82.5	21.3
Net (loss) income and comprehensive (loss) income	$(51.9)	$3.3	$(43.2)	$10.3
Per share amounts:
Basic and diluted (loss) earnings per Common Share	$(5.93)	$0.38	$(4.94)	$1.17
Dividends declared per Common Share and RSU	0.30	0.30	1.49	2.14

See notes to the unaudited consolidated financial statements, including Note 8, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2017 and 2016

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained (deficit) earnings
(In millions of U.S. dollars)
Balance at January 1, 2017	$183.3	$8.8	$165.5	$9.0
Net loss	(43.2)	—	—	(43.2)
Dividends declared - Common Shares and RSUs	(13.1)	—	—	(13.1)
Balance at September 30, 2017	$127.0	$8.8	$165.5	$(47.3)

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained earnings
(In millions of U.S. dollars)
Balance at January 1, 2016	$187.6	$8.8	$165.3	$13.5
Net income	10.3	—	—	10.3
Expense recognized for RSUs	0.1	—	0.1	—
Dividends declared - Common Shares and RSUs	(18.8)	—	—	(18.8)
Balance at September 30, 2016	$179.2	$8.8	$165.4	$5.0

See notes to the unaudited consolidated financial statements, including Note 8, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In millions of U.S. dollars)	2017	2016
Cash flows provided by operating activities:
Net (loss) income	$(43.2)	$10.3
Adjustments to reconcile net (loss) income to net cash and cash equivalents from operations:
Expense recognized for RSUs	—	0.1
Net change in:
Loss and loss adjustment expense reserves	57.0	6.3
Unearned reinsurance premiums	3.3	2.4
Reinsurance balances payable	2.6	(0.5)
Deferred reinsurance acquisition costs	(0.5)	(0.4)
Reinsurance premiums receivable	(15.4)	1.7
Funds held by ceding companies	11.4	14.5
Other liabilities	(1.2)	(2.5)
Other assets	(4.1)	(1.1)
Net cash and cash equivalents provided by operating activities	9.9	30.8
Net cash and cash equivalents provided by investing activities	—	—
Cash flows used in financing activities:
Dividends paid - Common Shares and RSUs	(10.5)	(16.1)
Repayments of borrowings under the Credit Agreements	—	(13.0)
Net cash and cash equivalents used in financing activities	(10.5)	(29.1)
Net (decrease) increase in cash and cash equivalents during the period	(0.6)	1.7
Cash and cash equivalents - beginning of period	4.7	6.1
Cash and cash equivalents - end of period	$4.1	$7.8

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

Pursuant to a Stock and Asset Purchase and Sale Agreement by and between Sompo International and Endurance Specialty Holdings Ltd. ("Endurance"), dated September 27, 2017, Sompo International purchased substantially all the assets and liabilities of Endurance. As a result, Sompo International together with its newly wholly owned subsidiary, Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), owned 33.2% of the Company's outstanding Common Shares.

The Company operates as a single business segment through its wholly-owned subsidiaries: (i) Blue Capital Re Ltd. ("Blue Capital Re"), a Bermuda Class 3A insurer which provides collateralized reinsurance; and (ii) Blue Capital Re ILS Ltd. ("Blue Capital Re ILS"), a Bermuda exempted limited liability company which conducts hedging and other investment activities, including entering into industry loss warranties and related instruments, in support of Blue Capital Re's operations. Blue Capital leverages the reinsurance underwriting expertise and infrastructure of Sompo International and its various subsidiaries to conduct its business. Sompo Holdings, Inc. is the ultimate beneficial owner of 33.2% of the Company's outstanding Common Shares through its ownership of Sompo International.

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

NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re's loss and LAE reserve movements for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Gross and net unpaid loss and LAE reserves- beginning	$11.2	$9.6	$11.1	$4.0
Losses and LAE incurred:
Current year losses	67.8	2.9	70.4	10.1
Prior year losses	0.3	(0.3)	1.3	0.3
Total incurred losses and LAE	68.1	2.6	71.7	10.4
Losses and LAE paid and approved for payment:
Current year losses	9.4	1.5	9.3	2.5
Prior year losses	1.8	0.4	5.4	1.6
Total losses and LAE paid and approved for payment	11.2	1.9	14.7	4.1
Gross and net unpaid loss and LAE reserves- ending	$68.1	$10.3	$68.1	$10.3

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

During the three months ended September 30, 2017, Blue Capital Re's estimated ultimate loss for prior period accident years was increased by $0.3 million, due to the emergence of claims exceeding previous estimates of losses and LAE related to the years 2014-2016. During the three months ended September 30, 2016, Blue Capital Re's estimated ultimate loss for prior period accident years was decreased by $0.3 million, due to favorable development on prior accident years.

During the nine months ended September 30, 2017, Blue Capital Re's estimated ultimate loss for prior period accident years was increased by $1.3 million (2016 - $0.3 million ) due to the emergence of claims exceeding previous estimates of losses and LAE related to those years.

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

The following table sets forth a breakdown of Blue Capital's premiums written by geographic area of risks insured during the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Worldwide(1)	$9.6	93%	$7.6	98%	$27.4	69%	$26.2	76%
USA:
Nationwide	—	—%	—	—%	3.4	9%	3.4	10%
Florida	—	—%	—	—%	6.1	15%	2.8	8%
Gulf region	0.4	4%	0.1	1%	0.8	2%	0.8	2%
California	—	—%	—	—%	0.3	1%	0.3	1%
Midwest region and other	—	—%	—	—%	0.3	1%	0.4	1%
Northeast	0.3	3%	—	—%	0.3	1%	—	—%
Mid-Atlantic region	—	—%	—	—%	0.3	1%	0.4	1%
Worldwide, excluding U.S.(2)	—	—%	0.1	1%	0.5	1%	0.2	1%
Total premiums written	$10.3	100%	$7.8	100%	$39.4	100%	$34.5	100%
 (1)            "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.
 (2)              "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

The following table sets forth a breakdown of Blue Capital's net reinsurance premiums earned by geographic area of risks insured during the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Worldwide(1)	$10.0	63%	$8.3	79%	$25.9	71%	$25.7	80%
USA:
Nationwide	1.4	9%	0.8	8%	2.9	8%	2.6	8%
Florida	3.1	20%	0.7	7%	5.4	15%	1.9	6%
Gulf region	0.5	3%	0.2	2%	0.6	2%	0.6	2%
California	0.1	1%	0.1	1%	0.3	1%	0.2	1%
Midwest region and other	0.1	1%	0.1	1%	0.2	1%	0.3	1%
Northeast	0.1	1%	—	—%	0.1	—%	—	—%
Mid-Atlantic region	0.1	1%	0.1	1%	0.3	1%	0.3	1%
Worldwide, excluding U.S.(2)	0.2	1%	0.1	1%	0.4	1%	0.5	1%
Total net premiums earned	$15.6	100%	$10.4	100%	$36.1	100%	$32.1	100%
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

During the three months ended September 30, 2017 and 2016, Blue Capital Re ILS recognized a gain from derivative instruments of nil and $0.1 million, respectively, pursuant to the Inward ILW Swap. During the nine months ended September 30, 2017 and 2016, Blue Capital Re ILS recognized a gain from derivative instruments of less than $0.1 million and $0.2 million, respectively, pursuant to the Inward ILW Swap.

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

As a result of catastrophe events occurring in the three month period ended September 30, 2017, a recovery was triggered on the 2017 Outward ILW Swaps resulting in Blue Capital Re ILS being entitled to receive $4.7 million.

The 2017 Outward ILW Swaps are valued on the basis of modeling developed by the Manager, which represents unobservable (Level 3) inputs. As of September 30, 2017, the fair value of the 2017 Outward ILW Swaps was $4.9 million, which was recorded as an "other asset" on the Company's September 30, 2017 Consolidated Balance Sheet.

In April 2016, Blue Capital Re ILS entered into various outward ILW swaps (the “2016 Outward ILW Swaps”) with third-parties in order to purchase protection against natural catastrophes across multiple geographic zones from April 2016 to April 2017. In return for fixed payments totaling $2.0 million, Blue Capital Re ILS was entitled to receive floating payments in the event of certain losses incurred by the insurance industry as a whole. The maximum aggregate potential recovery to Blue Capital Re ILS from the 2016 Outward ILW Swaps was $9.0 million. At expiry there were no industry loss events occurring which would have triggered a recovery under the 2016 Outward ILW Swaps.

The 2016 Outward ILW Swaps were valued on the basis of modeling developed by the Manager, which represents unobservable (Level 3) inputs. As of December 31, 2016, the fair value of the Outward ILW Swaps was $0.5 million, and was recorded as an “other asset” on the Company's December 31, 2016 Consolidated Balance Sheet.

During the three and nine months ended September 30, 2017, Blue Capital Re ILS recognized a gain from derivative instruments of $3.1 million and $2.5 million, respectively, pursuant to the Outward ILW Swaps. During the three and nine months ended September 30, 2016, Blue Capital ILS recognized a loss from derivative instruments of $0.7 million and $0.8 million, respectively, pursuant to the Outward ILW Swaps.

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

The following table outlines the Company's computation of its basic and diluted (loss) earnings per Common Share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(51.9)	$3.3	$(43.2)	$10.3
Less: net earnings allocated to participating securities(1)	—	—	—	—
Earnings per Common Share numerator	$(51.9)	$3.3	$(43.2)	$10.3
Average Common Shares outstanding (in thousands of shares)	8,761	8,756	8,758	8,754
Basic and diluted (loss) earnings per Common Share	$(5.93)	$0.38	$(4.94)	$1.17
(1)         During the three and nine month periods ended September 30, 2016, the net earnings allocated to participating securities totaled less than $0.1 million. There were no earnings allocated to participating securities in the periods reported for 2017 since the Company incurred a net loss.

Dividends to Holders of Common Shares and RSUs

The Company declared regular cash dividends per Common Share and RSU of $0.30 during each of the three month periods ended September 30, 2017 and 2016 and $0.90 per Common Share and RSU during each of the nine month periods ended September 30, 2017 and 2016.  In addition, in February 2017 and 2016, the Company declared special dividends with respect to its 2016 and 2015 Distributable Income of $0.59 and $1.24, respectively, per Common Share and RSU. As of September 30, 2017, the Company had $2.6 million of dividends payable to holders of Common Shares and RSUs, which is included within "other liabilities" on its Unaudited Consolidated Balance Sheet at that date. As of December 31, 2016, the Company had no dividends payable to holders of Common Shares and RSUs.

The total amount of dividends paid to holders of Common Shares and RSUs during the nine month periods ended September 30, 2017 and 2016 was $10.5 million and $16.1 million, respectively.

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

NOTE 6.                      Credit Facility

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Sompo International. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. The 2016 Credit Facility replaced the 2014 Credit Agreement and related Guarantee Agreement (together the "Credit Facilities") which expired on April 29, 2016.  Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points. A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility.

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

In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of September 30, 2017, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility.

As of September 30, 2017 and December 31, 2016, the Company had no outstanding borrowings under the 2016 Credit Facility.

During each of the nine month periods ended September 30, 2017 and 2016, the Company paid interest on its borrowings under the Credit Facilities of nil and less than $0.1 million, respectively.

During the three and nine month periods ended September 30, 2017, the Company incurred no facility or structuring fees in connection with the Credit Facilities. During the three and nine month periods ended September 30, 2016, the Company incurred less than $0.1 million in facility and structuring fees in connection with the Credit Facilities. These fees are included within ''general and administrative expenses'' on the Company's Unaudited Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

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

There were no awards or forfeitures of RSUs and no RSUs vested during the three months ended September 30, 2017 and 2016.

During the nine months ended September 30, 2017, the Company awarded a total of 6,540 RSUs (2016 - 7,095) to directors of its Board. The RSUs earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the RSUs was $0.1 million (2016 - $0.1 million).

During the nine months ended September 30, 2017, 5,158 RSUs vested (2016 - 3,736). The fair value of the vesting RSUs was $0.1 million (2016 - $0.1 million).

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 7.                      Share-Based Compensation, Cont'd

During the nine months ended September 30, 2017, 2,352 RSUs were forfeited (2016 - nil).

During each of the three months ended September 30, 2017 and 2016, the Company recognized less than $0.1 million of RSU expense. During each of the nine months ended September 30, 2017 and 2016, the Company recognized less than $0.1 million and $0.1 million of RSU expense. At September 30, 2017 compensation costs not yet recognized related to unvested RSUs was $0.1 million.

As of September 30, 2017 and December 31, 2016, there were 12,188 and 13,158 RSUs outstanding, respectively, under the 2013 LTIP.

NOTE 8.               Related Party Transactions

As of September 30, 2017, Sompo International and its wholly owned subsidiary, Endurance Bermuda, owned 33.2% of the Company's outstanding Common Shares. As of December 31, 2016, Endurance and its wholly owned subsidiary, Endurance Bermuda, owned 33.2% of the Company's outstanding Common Shares. See Note 1.

Through each of the following roles and relationships, Blue Capital leverages Sompo International's reinsurance underwriting expertise and infrastructure to conduct its business: (i) the Manager, a wholly-owned subsidiary of Sompo International, manages Blue Capital Re's and Blue Capital Re ILS's reinsurance underwriting decisions; (ii) Blue Water Re Ltd. ("Blue Water Re") is a significant source of reinsurance business for Blue Capital Re; (iii) Sompo International's General Counsel serves as a director; (iv) the Manager's Treasurer serves as the Company's CFO; and (v) Sompo International's Chief Financial Officer is the Manager's CEO, the CEO of the Company and serves as Chairman of the Board.

All of the compensation that employees of Sompo International are entitled to as directors of the Company is assigned directly to Sompo International.

Services Provided to Blue Capital by Sompo International

Sompo International provides services to Blue Capital through the following arrangements:

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

Credit Facility Agreement. The Company entered into the 2016 Credit Facility with Endurance Investment Holdings Ltd. (the "Lender"), a subsidiary of Sompo International, on May 6, 2016.  The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018.

Fees Incurred Pursuant to the Aforementioned Agreements

During the three and nine months ended September 30, 2017, the Company incurred general and administrative expenses of: (i) $0.6 million and $2.0 million pursuant to the Investment Management Agreement; (ii) $0.1 million and $0.4 million pursuant to the Administrative Services Agreement; and (iii) nil and $0.4 million pursuant to the Underwriting and Insurance Management Agreement.

During the three and nine months ended September 30, 2016, the Company incurred general and administrative expenses of: (i) $0.7 million and $2.0 million pursuant to the Investment Management Agreement; (ii) $0.1 million and $0.4 million pursuant to the Administrative Services Agreement; and (iii) nil and $0.4 million pursuant to the Underwriting and Insurance Management Agreement.

During each of the three and nine months ended September 30, 2017 and 2016, the Company incurred fees of nil and less than $0.1 million related to the Credit Facilities. See Note 6.

As of September 30, 2017 and December 31, 2016, the Company owed Sompo International $0.7 million and $1.8 million for the services performed pursuant to the aforementioned agreements, respectively, which are included within "other liabilities" on the Company's Consolidated Balance Sheets at those dates.

NOTE 9.               Commitments and Contingent Liabilities

Commitments

As of September 30, 2017 and December 31, 2016, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of its initial public offering on November 5, 2013 (the "IPO"), whether or not the Manager's performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders' equity (approximately $6.4 million as of September 30, 2017).

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

NOTE 9.               Commitments and Contingent Liabilities, cont'd

Amounts Held in Trust for the Benefit of Ceding Companies

As of September 30, 2017, Blue Capital Re ILS did not have any cash and cash equivalents pledged to trust accounts established for the benefit of third parties. As of December 31, 2016, Blue Capital Re and Blue Capital Re ILS had collectively pledged $3.1 million of their cash and cash equivalents to trust accounts established for the benefit of third parties ($3.1 million) and Blue Water Re (less than $0.1 million). The cash and cash equivalents pledged to Blue Water Re at December 31, 2016 represented funds that had not yet been formally transferred to a trust account to collateralize Blue Capital Re's obligations to Blue Water Re. See Note 8. These amounts are presented on the Company's Consolidated Balance Sheets as "cash and cash equivalents."

As of September 30, 2017 and December 31, 2016, Blue Capital had transferred $180.0 million and $191.4 million of its cash and cash equivalents, respectively, to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement. See Note 8. These amounts are presented on the Company's Consolidated Balance Sheets as "funds held by ceding companies."

Litigation

Blue Capital Re, as a reinsurer, is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Blue Capital Re's estimates of possible losses incurred in connection with such legal proceedings are provided for as "loss and loss adjustment expenses" on its Unaudited Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income and are included within "loss and loss adjustment expense reserves" on its Consolidated Balance Sheets.

The Company and its subsidiaries had no unresolved legal proceedings at September 30, 2017 and December 31, 2016.

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

NOTE 10.               Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  These estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Blue Capital carries its assets and liabilities that constitute financial instruments on its Consolidated Balance Sheets at fair value with the exception of its outstanding borrowings under the Credit Facilities. At September 30, 2017 and December 31, 2016, the Company had no outstanding borrowings under the Credit Facilities. See Note 6.

Item 2.                   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2017 and 2016, and our financial condition as of September 30, 2017 and December 31, 2016.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2016 Form 10-K, as filed with the SEC.

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

We experienced significant losses in the third quarter of 2017, primarily from property damage caused by Hurricanes Harvey, Irma and Maria making landfall in the United States and Puerto Rico. The financial impact to the insurance industry from these catastrophe events is estimated to collectively be above $100 billion and these catastrophe events had a meaningful impact on our results. Through our risk management practices, active portfolio management and the leveraging of our partnership with Sompo International our losses from these catastrophe events were within our risk thresholds and our overall portfolio performed as expected given the magnitude of these events. Looking forward, we expect market pricing to improve during upcoming renewals and we believe we have positioned the Company appropriately in recognition of the changed market conditions.

During the three and nine months ended September 30, 2017 we recorded a net loss of $51.9 million and $43.2 million, respectively; declared regular cash dividends of $0.30 and $0.90 per Common Share and RSU, and on February 1, 2017 we declared a special dividend with regard to 2016 of $0.59 per Common Share and RSU.

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

Our consolidated results of operations for the three and nine month periods ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Revenues
Reinsurance premiums written	$10.3	$7.8	$39.4	$34.5
Change in net unearned reinsurance premiums	5.3	2.6	(3.3)	(2.4)
Net reinsurance premiums earned	15.6	10.4	36.1	32.1
Net gain (loss) from derivative instruments	3.1	(0.6)	2.5	(0.6)
Net investment income	0.4	0.1	0.7	0.1
Total revenues	19.1	9.9	39.3	31.6
Expenses
Loss and LAE - current year losses	67.8	2.9	70.4	10.1
Loss and LAE - prior year losses	0.3	(0.3)	1.3	0.3
Reinsurance acquisition costs	1.6	2.9	6.8	7.2
General and administrative expenses	1.3	1.1	4.0	3.7
Total expenses	71.0	6.6	82.5	21.3
Net (loss) income and comprehensive (loss) income	$(51.9)	$3.3	$(43.2)	$10.3
Loss and LAE ratio	437.5%	25.0%	198.8%	32.3%
Reinsurance acquisition cost ratio	10.1%	28.2%	18.9%	22.4%
General and administrative expense ratio	8.1%	10.3%	11.0%	11.7%
GAAP combined ratio	455.7%	63.5%	228.7%	66.4%

Reinsurance Premiums Written and Earned

During the three months ended September 30, 2017 and 2016, we wrote $10.3 million and $7.8 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The increase in reinsurance premiums written during the third quarter of 2017 versus that of the comparable 2016 period resulted from an increase in reinstatement premiums recorded in association with the significant catastrophe loss events impacting our retrocessional quota share agreement with Sompo International (the "Sompo International Quota Share Agreement").

During the nine months ended September 30, 2017 and 2016, we wrote $39.4 million and $34.5 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The increase in reinsurance premiums written during the first nine months of 2017 versus that of the comparable 2016 period was driven by the shift in capital deployed to direct business on which we recognize the entire ultimate premium at inception as written, offset by a decrease in Sompo International Quota Share Agreement business under which premiums are recorded as written uniformly over the period of the agreement, in addition to higher reinstatement premiums.

Our reinsurance premiums written and earned include $3.0 million and $3.9 million in reinstatement premium accruals for the three and nine month periods ended September 30, 2017, respectively (2016- $0.3 million and $0.7 million).

Net premiums earned during the three and nine month periods ended September 30, 2017 were higher than that of the comparable 2016 periods mainly due to higher reinstatement premiums reflected in 2017 arising from loss activity experienced in the period, as well as accelerated earnings of premiums on contracts that experienced full limit losses due to the third quarter catastrophe events, partially offset by increased retrocession protection purchased in 2017.

See Note 3 of the Notes to the Unaudited Consolidated Financial Statements.

 Net Gain or Loss from Derivative Instruments

During the three month period ended September 30, 2017, our in-force derivative contracts included the 2017 Outward ILW Swaps. During the nine month period ended September 30, 2017, our in-force derivative contracts included the 2017 Outward ILW Swaps, the 2016 Outward ILW Swaps and the 2016 Inward ILW Swaps.

During the three and nine month periods ended September 30, 2016, our in-force derivative contracts included the 2016 Outward ILW Swaps, partially offset by the 2016 Inward ILW Swap.

During the three month periods ended September 30, 2017 and 2016, we recognized $3.1 million of net gains and $0.6 million of net loss from derivative instruments, respectively. During the nine month periods ended September 30, 2017 and 2016, we recognized $2.5 million of net gains and $0.6 million of net loss from derivative instruments, respectively. The increase in net gains from derivative instruments in the respective 2017 periods was due to a $4.7 million recovery that was triggered on the 2017 Outward ILW Swaps resulting from the third quarter catastrophe events.

See Note 4 of the Notes to the Unaudited Consolidated Financial Statements.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Loss and LAE incurred - current year	$67.8	$2.9	$70.4	$10.1
Loss and LAE incurred - prior year	0.3	(0.3)	1.3	0.3
Total loss and LAE incurred	$68.1	$2.6	$71.7	$10.4
Loss and LAE ratio	437.5%	25.0%	198.8%	32.3%

During the three and nine months ended September 30, 2017, we established $67.8 million and $70.4 million of loss and LAE reserves, respectively, driven primarily by the catastrophe events summarized in the following table, nearly all of which constituted IBNR reserves. The losses shown are net of a $5.0 million recovery (separate to the $4.7 million ILW Swap recovery) associated with Hurricane Irma that the Company benefited from through the BW Retrocessional Agreement.

Event Date	Event	Loss and Loss Adjustment Expenses
	(U.S. dollars in millions)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
August 2017	Hurricane Harvey	$4.7	$4.7
September 2017	Hurricane Irma	$35.7	$35.7
September 2017	Hurricane Maria	$5.3	$5.3
September 2017	Aggregate & Second Event Losses Triggered By Catastrophe Events	$19.2	$19.2
		$64.9	$64.9

During the three and nine months ended September 30, 2016, we established $2.9 million and $10.1 million of loss and LAE reserves, respectively, for estimated losses incurred during such periods, primarily driven by the catastrophe events summarized in the following table, together with reported attritional losses and IBNR reserves.

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

During the three and nine months ended September 30, 2017, we recognized $0.3 million and $1.3 million of net adverse loss and LAE reserve development for estimated losses incurred during the years 2014-2016. In addition, during the three months ended September 30, 2016, we recognized $0.3 million of favorable loss and LAE reserve development and in the nine months ended September 30, 2016 we recognized $0.3 million of adverse loss and LAE reserve development for estimated losses incurred during 2014 and 2015. Adverse loss and LAE reserve development was recorded in the nine month periods ended September 30, 2017 and 2016 due to the emergence of claims exceeding previous estimates of losses and LAE related to prior years.

Reinsurance Acquisition Costs

The following table summarizes our consolidated reinsurance acquisition costs and our reinsurance acquisition cost ratios for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Commissions, brokerage costs, fronting fees and other	$2.8	$2.3	$6.8	$6.1
Profit commissions	(1.2)	0.6	—	1.1
Total reinsurance acquisition costs	$1.6	$2.9	$6.8	$7.2
Reinsurance acquisition cost ratio	10.1%	28.2%	18.9%	22.4%

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

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs for the three and nine months ended September 30, 2017, were higher than the costs incurred during the 2016 period due to higher net premiums earned during the period. In the three and nine months ended September 30, 2017, there were reduced profit commissions, as a result of the reduced profitability from the Sompo International Quota Share Agreement driven by the third quarter catastrophe events.

General and Administrative Expenses

The following table summarizes our consolidated general and administrative expenses and our general and administrative expense ratios for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Investment Management Agreement fees	$0.6	$0.7	$2.0	$2.0
Administrative Services Agreement fees	0.1	0.1	0.4	0.4
Underwriting and Insurance Management Agreement fees	—	—	0.4	0.4
Public company expenses	0.6	0.3	1.2	0.9
Total general and administrative expenses	$1.3	$1.1	$4.0	$3.7
General and administrative expense ratio	8.1%	10.3%	11.0%	11.7%

See Note 8 of the Notes to the Unaudited Consolidated Financial Statements for further information regarding the nature of the expenses that we incur pursuant to the agreements with the Manager and other affiliates of Sompo International.

The expenses we have incurred pursuant to the Investment Management Agreement and Administrative Services Agreement have remained consistent from period to period.  During the three and nine month periods ended September 30, 2017, we incurred nil and $0.4 million of performance fees (2016- nil and $0.4 million) pursuant to the Underwriting and Insurance Management Agreement.

Our public company expenses incurred during the periods presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company. These expenses increased in 2017 compared to 2016 as a result of higher corporate advisory expenses.

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

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones at each treaty renewal date. The last major treaty renewal date was June 1, 2017. On June 1, 2017 our projected net exposures by zone were in compliance with our underwriting guidelines. Namely, our projected net exposure from any one catastrophe loss event in any individual zone was at or below 50% of our then-projected September 30, 2017 shareholders' equity.

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

On June 1, 2017, our projected single event loss exposures were within our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our then-projected September 30, 2017 shareholders' equity, and the projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our then-projected September 30, 2017 shareholders' equity.

Updated Single Event Loss Projections

The table that follows details our projected net impact from single event losses as of September 30, 2017 for selected zones at specified return periods using industry-recognized third-party vendor models. The values noted take into account the impact of the third quarter loss events on our limits reinsured and shareholders' equity. It is important to note that each catastrophe model we use contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Net Impact from Single Event Losses at Specified Return Periods

	Net Impact (Millions)	Return Period(1)	Percentage of September 30, 2017 Shareholders’ Equity
U.S. - Florida hurricane	$42	1 in 100 year	33%
Japan earthquake	31	1 in 250 year	24%
All other zones			less than 15%
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

Our single event loss estimates represent snapshots as of the time of such estimates. The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, losses incurred, the expiration of existing policies and changes in our ceded reinsurance and derivative protections. There were no material changes made to the composition of our in-force portfolio from June 1, 2017 to September 30, 2017 other than the impact of the third quarter loss events included in our September 30, 2017 financial results.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from Blue Capital Re to pay its expenses and to repay any outstanding borrowings under the Credit Agreements, as well as to fund the payment of any dividends to its shareholders or share repurchase programs. The ability of Blue Capital Re to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Blue Capital Re may not declare or pay a dividend to the Company if there are reasonable grounds for believing that Blue Capital Re is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Blue Capital Re's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Blue Capital Re, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As a result of the net loss recorded in the third quarter of 2017, until such time as Blue Capital Re extinguishes its retained deficit position, the payment of dividends are subject to return of capital restrictions. Blue Capital Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of Blue Capital Re’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital. As of September 30, 2017, Blue Capital Re could pay a dividend or return additional paid-in capital totaling approximately $23.9 million (December 31, 2016 – $45.9 million) without prior regulatory approval based upon Bermuda law and regulations.

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

As of September 30, 2017, we held $4.1 million of cash and cash equivalents, which was entirely unencumbered cash on hand.

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Sompo International. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. The 2016 Credit Facility replaced the 2014 Credit Agreement and related Guarantee Agreement (together the "Credit Facilities") which expired on April 29, 2016.  Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt. If the Company fails to comply with any of these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of September 30, 2017, the Company was in compliance with all of its respective covenants associated with the Credit Facility.

As of September 30, 2017, we had no outstanding borrowings under the 2016 Credit Facility.  See Note 6 of the Notes to the Unaudited Consolidated Financial Statements.

During the nine month period ended September 30, 2017, we declared: (i) a special dividend with respect to 2016 of $0.59 per Common Share and RSU, which was paid on March 15, 2017; (ii) a first quarter 2017 regular dividend of $0.30 per Common Share and RSU, which was paid on April 12, 2017; (iii) a second quarter 2017 regular dividend of $0.30 per Common Share and RSU, which was paid on July 14, 2017; and (iv) a third quarter 2017 regular dividend of $0.30 per Common Share and RSU, which was paid on October 12, 2017. The total dollar amount of dividends paid during the nine month period ended September 30, 2017 was $10.5 million.

We intend to continue to distribute a minimum of 90% of annual Distributable Income by making quarterly dividend payments for each of the first three fiscal quarters of each fiscal year, followed by either repurchases of Common Shares or payment of a fourth "special" dividend after the end of our fiscal year.  Any future determination to pay dividends or repurchase Common Shares will remain at the discretion of the Board and will be dependent upon many factors, including: (i) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of our expenses) and capital requirements; (ii) general business conditions, (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; (v) trading price of the Company's Common Shares as compared to the Company's book value per share; and (vi) any other factors that the Board deems relevant. We generally expect that our dividends will be subject to customary dividend tax treatment in the U.S., but if our total dividends paid during any given year exceed our current and accumulated earnings and profits as of the end of such year (determined under U.S. tax principles), a portion of our dividends paid in that year will be treated: (i) first, as a nontaxable return of capital, to the extent of a shareholder’s tax basis in Common Shares (on a dollar-for-dollar basis); and (ii) subsequently, as capital gain.

Capital Resources

Our total shareholders' equity (or total capital) was $127.0 million and $183.3 million as of September 30, 2017 and December 31, 2016, respectively. Our total capital decreased during the nine month period ended September 30, 2017 as a result of the net loss of $43.2 million and the declaration of $13.1 million in dividends to holders of Common Shares and RSUs.

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

Collateral Requirements and Restrictions

Each of the reinsurance contracts that Blue Capital Re writes is required to be fully-collateralized by cash and cash equivalents or funds held by reinsurance companies. This collateral is not available to Blue Capital Re for any other purpose until the expiration of the applicable reinsurance contract (or, in the event of a covered loss, the resolution of such loss under the applicable contract).  As a result of the significant losses incurred from the catastrophe events of the third quarter, in line with the contractual requirements for buffer loss provisions in the treaties that the Company enters into, collateral that we would typically expect to be available at the key 2018 renewal dates will not be available for deployment. Management estimates that as of January 1, 2018 approximately 14% of projected shareholders' equity will be be unavailable for deployment as a result of buffer loss provision terms. We expect this locked up collateral will be released systematically through the course of 2018 and 2019.

Each industry loss warranty contract that Blue Capital Re ILS issues is required to be fully-collateralized by cash and cash equivalents. This collateral is not available to Blue Capital Re ILS for any other purpose until the expiration of the applicable industry loss warranty contract (or, in the event of a covered loss, the resolution of such loss under the contract).

Contractual Obligations and Commitments

As of September 30, 2017, we had no outstanding borrowings under the 2016 Credit Facility.  See Note 6 of the Notes to the Unaudited Consolidated Financial Statements.

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

As of September 30, 2017, our total shareholders' equity was $127.0 million.  Assuming that our average total shareholders' equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $1.9 million per year pursuant to this agreement.

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

Since the Underwriting and Insurance Management Agreement is dependent on our future performance, we are unable to determine the amount of Performance Fees we would expect to pay the Manager in future periods pursuant to this agreement. During the first nine months of 2017, we incurred $0.4 million in Performance Fees pursuant to this agreement.

As a result of the net loss recorded in the three months ended September 30, 2017, management estimates that the Company will not pay a Performance Fee in 2018 or 2019 due to the rolling three year high water mark provision.

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

As of September 30, 2017, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $6.4 million.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at September 30, 2017 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Off-Balance Sheet Arrangements

As of September 30, 2017, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

	Nine Months Ended September 30,
($ in millions)	2017	2016
Net cash provided by operating activities	$9.9	$30.8
Net cash used in financing activities	(10.5)	(29.1)
Net (decrease) increase in cash and cash equivalents	(0.6)	1.7
Cash and cash equivalents, beginning of period	4.7	6.1
Cash and cash equivalents, end of period	$4.1	$7.8

We experienced a net decrease of $0.6 million and net increase of $1.7 million in our cash and cash equivalents during the nine month periods ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017, our premium collections, net releases of cash and cash equivalents from trusts established by Blue Water Re and cash inflows from other operating activities exceeded our payments of general and administrative expenses by $9.9 million. We also paid $10.5 million in dividends to holders of Common Shares and RSUs during the period.

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

Loss and LAE Reserves

As of September 30, 2017 our best estimate for gross and net unpaid loss and LAE reserves was $68.1 million, with IBNR representing approximately 89% of such reserves.

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

Written and Earned Reinsurance Premiums

During the nine month periods ended September 30, 2017 and 2016, we wrote $39.4 million and $34.5 million in reinsurance premiums, respectively, and earned reinsurance premiums of $36.1 million and $32.1 million, respectively.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Refer to the 2016 Form 10-K, as filed with the SEC, and in particular Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."  As of September 30, 2017, there were no material changes to our market risks as described in the 2016 Form 10-K, as filed with the SEC.

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

10.1
Letter dated September 27, 2017 by and among John V. Del Col, Sompo International Holdings Ltd. and Blue Capital Reinsurance Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 29, 2017).

10.2
Letter dated September 27, 2017 by and among Michael J. McGuire, Sompo International Holdings Ltd. and Blue Capital Reinsurance Holdings Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on September 29, 2017).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as at September 30, 2017 (unaudited) and December 31, 2016; (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Consolidated Statements of Changes in Shareholders' Equity; (iv) the Unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

By:	/s/ GREG A. GARSIDE

Name:	Greg A. Garside
Title:	Chief Financial Officer
(Principal Financial Officer)

November 7, 2017