Form 10-K
period 2017-12-31
Blue Capital Reinsurance Holdings Ltd.
filed 2018-02-23
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the outstanding Common Shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the New York Stock Exchange closing price as of June 30, 2017 for Common Shares) was $107,032,509.

As of February 16, 2018, 8,761,229 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement relating to its 2018 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2017 (the "Form 10-K") may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). The PSLRA provides a "safe harbor" for forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements with respect to us specifically and the insurance and reinsurance business generally, investments, capital markets and the general economic environments in which we operate. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "seek," "will," and similar statements of a future or forward-looking nature identify forward-looking statement for purposes of the PSLRA or otherwise.

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

Unless the context suggests otherwise, references in this Annual Report on Form 10-K to the "Company" refer to Blue Capital Reinsurance Holdings Ltd., and references to "we," "us," "our" or "Blue Capital" refer to Blue Capital Reinsurance Holdings Ltd. and its consolidated subsidiaries. References to "Blue Capital Re" refer to Blue Capital Re Ltd., the Company’s wholly-owned reinsurance company, which is licensed as a Class 3A insurer in Bermuda under the Insurance Act 1987, as amended and its related regulations of Bermuda (the "Insurance Act"). References to "Blue Capital Re ILS" refer to Blue Capital Re ILS Ltd., Blue Capital Re’s wholly-owned subsidiary. References to "insurer" also include "reinsurer". References to "Sompo International" refer to Sompo International Holdings Ltd. which through its operating subsidiaries focuses on underwriting specialty lines of personal and commercial property and casualty insurance and reinsurance on a global basis. References to "Blue Water Re" refer to Blue Water Re Ltd., a wholly-owned subsidiary of Sompo International. Blue Water Re is registered in Bermuda under the Insurance Act as a special purpose insurer, which provides collateralized property catastrophe reinsurance coverage and related products. The Manager, a wholly-owned subsidiary of Sompo International, is licensed in Bermuda to carry on investment business under the Investment Business Act 2003, as amended (the "Investment Business Act") and as an agent and manager under the Insurance Act. The Manager provides underwriting, investment management, insurance management and other administrative services to the Company.

References in this Annual Report on Form 10-K to "GAAP," refer to accounting principles generally accepted in the U.S.

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

Endurance Specialty Holdings Ltd. ("Endurance") announced on October 5, 2016 that it had entered into a definitive merger agreement (the "Merger") pursuant to which it would be acquired by Sompo Holdings, Inc. ("Sompo"). The Merger was completed on March 28, 2017 resulting in Sompo becoming the ultimate beneficial owner of Endurance's shareholding in the Company. Pursuant to a Stock and Asset Purchase and Sale Agreement by and between Sompo International and Endurance, dated September 27, 2017, Sompo International purchased substantially all the assets and liabilities of Endurance. As a result, Sompo International together with its wholly owned subsidiary, Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), owns 33.2% of the Company's outstanding Common Shares.

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

Subsidiaries of Sompo International manage our reinsurance underwriting decisions and provide us with the services of our CEO and CFO. Through this relationship, we leverage Sompo International’s reinsurance underwriting expertise and infrastructure to conduct our business.

As of December 31, 2017, Sompo International owned 33.2% of the Company’s outstanding Common Shares.

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

Our Competitive Strengths

We believe we have the following competitive strengths:

•
Access to a Global Specialty Provider of Property and Casualty Insurance and Reinsurance with an Extensive Infrastructure. We benefit substantially from the Manager’s relationship with Sompo International by accessing and leveraging Sompo International’s management talent, proprietary reinsurance modeling tools, underwriting expertise, proprietary risk management systems and longstanding broker/client relationships. The Manager’s affiliation with Sompo International enables us to deploy our capital to build a diversified portfolio of reinsurance risks with an attractive risk-adjusted return potential for our shareholders. We also benefit from Sompo International’s scale, experience and reputation in pricing reinsurance contracts and achieving key policy terms and conditions, which we believe is a competitive advantage relative to other independent or small reinsurance platforms. We further benefit from Sompo International’s existing middle- and back-office support infrastructure.

•
Differentiated Approach to Reinsurance Risk Selection. The Manager performs our risk selection process, subject to the oversight of the Board, and primarily targets counterparties who can supply us with the full spectrum of information associated with each exposure. Our risk selection process includes using the Manager’s specific knowledge of the ceding insurer and underlying risks, including detailed portfolio data, such as home type, location, building code and date of construction. Additionally, the Manager analyzes the historical loss performance of the ceding insurer, its market position, its management’s capabilities and its claims mitigation history. The Manager generally acts as a "quoting market" participant, which means that it provides an initial quote to the broker rather than responding to quotes provided by the broker. We believe that this allows the Manager to be more selective in choosing the reinsurance contracts it selects for us and enhances its relationship with brokers. We benefit from the Manager’s use of Sompo International’s analytics, risk management and actuarial team, which enables the Manager to analyze the granular data collected using proprietary analytical systems on our behalf in order to determine the appropriate pricing for the risks assumed. The Manager uses its and Sompo International’s proprietary catastrophe pricing and risk management systems, various third-party models and its underwriting judgment in order to build a high quality portfolio. The Manager also seeks to exploit pricing inefficiencies that may exist in the market from time to time.

•
Access to Reinsurance Products Not Generally Available to Collateralized Reinsurers. In addition to offering collateralized reinsurance directly to third-party insurance and reinsurance companies, we further benefit from leveraging our relationship with Sompo International in order to gain access to a broader range of reinsurance business than we believe is typically available to most collateralized reinsurers. Through a retrocessional contract (the "BW Retrocessional Agreement"), between Blue Capital Re and Blue Water Re, Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with Blue Capital Re’s underwriting guidelines. Pursuant to the BW Retrocessional Agreement, we participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Sompo International or other third-party reinsurers, which provide us with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Sompo International or other well capitalized third-party rated reinsurers, which allow us to transact business with counterparties who prefer to enter into contracts with rated reinsurers. These arrangements enhance the depth of opportunities available to us, increase the diversification of our portfolio and provide enhanced risk-adjusted returns compared to most other collateralized reinsurers.

•
Experienced Management Team. Our CEO and CFO, as well as Sompo International’s senior managers responsible for the day-to-day oversight of the Manager, have significant experience in the reinsurance industry, including the supervision of both traditional reinsurance markets and insurance-linked securities. We also benefit from the significant experience of the Manager’s Investment and Underwriting Committees.

•
Alignment of Interests Between Our Shareholders and Sompo International. Sompo International currently owns 33.2% of our outstanding Common Shares. We believe that Sompo International’s significant investment in us and our relationship with the Manager aligns Sompo International’s interests with those of our shareholders and incentivizes Sompo International to maximize returns, while managing risks, for our shareholders.

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

We aim to maintain a balanced portfolio of predominantly, but not exclusively, natural and man-made catastrophe risks, diversified by peril, geography and attachment point. The Manager selects risks on our behalf, primarily from the global property catastrophe reinsurance market. Our strategy is to build and maintain a flexible and diversified portfolio of reinsurance risk exposures by pursuing a broad range of reinsurance opportunities. We believe that allocations to traditional reinsurance contracts, either fronted or collateralized by trust account or letter of credit, industry loss warranties, catastrophe bonds and other insurance-linked securities enhance our overall risk diversification and offer attractive relative value at different points in time, depending on market conditions. The Manager uses Sompo International’s sophisticated risk management techniques to monitor correlation risk, and it seeks to enhance our underwriting returns through careful risk selection using advanced capital allocation methodologies. We also actively seek to write more business in classes that we consider to be favorably priced based on the risk-adjusted return potential and to avoid those classes that we consider to be comparatively unfavorably priced, such as those suffering from intense price competition or poor fundamentals. We believe a balanced portfolio of risks reduces the volatility of returns and optimizes value for our shareholders. From time to time, however, we may choose to be overweight in certain classes, products or geographies based on market opportunities.

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

Blue Capital Re may enter into some arrangements whereby the reinstatement premium paid is apportioned on a pre-agreed basis between Blue Capital Re and the fronting reinsurer. This arrangement gives Blue Capital Re access to the reinstatement reinsurance market, a market in which rated reinsurers often participate but one in which unrated reinsurers, such as Blue Capital Re, would otherwise have limited access to.

Blue Water Re Retrocessional Agreements

Blue Capital Re also provides facultative retrocessional reinsurance to Blue Water Re pursuant to the BW Retrocessional Agreement. The terms of this agreement mirror those of the original insurance policies. See "Conflicts of Interest" for information about the affiliation between Sompo International and us.

Blue Water Re is Sompo International’s market-facing collateralized reinsurer, and it focuses on providing reinsurance protection to primary insurance companies globally. Blue Water Re underwrites and enters into collateralized reinsurance contracts with Sompo International and other third-party insurance companies, which transfer all or a portion of the risks and the premiums under these third-party insurance companies’ contracts to Blue Water Re. All or a portion of these risks and premiums are then allocated to Blue Capital Re by way of the BW Retrocessional Agreement. Under this agreement, Blue Capital Re accepts risks from Blue Water Re in exchange for the corresponding premiums relating to the accepted risks.

Quota Share Retrocessional Agreements with Sompo International or Other Third-Party Reinsurers

Blue Capital Re also participates in quota share retrocessional reinsurance agreements with Sompo International pursuant to the BW Retrocessional Agreement, or directly with other sophisticated reinsurance or insurance companies (those with either a minimum A.M. Best financial strength rating of "A-" (Excellent) or better (or an equivalent rating with another recognized rating agency)), or insurers and reinsurers that are not rated or do not fall within this threshold on a case-by-case basis . These agreements allow Blue Capital Re to participate in an agreed percentage of the risks and premiums of certain reinsurance contracts on a proportional basis,with exposure capped at the amount of collateral required to support the contract. In exchange, the ceding reinsurer charges Blue Capital Re a commission override, which is a percentage of the premiums on these contracts, to compensate it for sourcing the business and retaining the tail risk (meaning the amount of proportional contractual limits in excess of collateral required) of these reinsurance contracts. The ceding reinsurer is also reimbursed for acquisition costs, including brokerage and federal excise taxes, and may receive a profit commission in the event of favorable loss experience. These arrangements are negotiated on a case-by-case basis, allowing Blue Capital Re to partake either in a portion or the entirety of the reinsurer’s portfolio or only in certain classes of reinsurance, as determined by the Manager, subject to our underwriting guidelines and the oversight of the Board.

Industry Loss Warranties

Blue Capital Re or Blue Capital Re ILS may buy and sell industry loss warranties as a way to access certain risks. An industry loss warranty is a financial instrument designed to protect insurers or reinsurers from severe losses due to natural and man-made catastrophes and can take the form of either an insurance contract or a swap agreement. Under both forms, a premium is paid at the inception of the contract and, in return, a payout is made if a catastrophic event causes loss to the insurance industry in excess of a predetermined trigger amount. Industry loss warranties may also be triggered by other parametric measurements defined in the contract such as observed wind speeds, measured seismic activity or other factors. Industry loss warranties in the form of an insurance contract (also referred to as the "indemnity form") are typically dual-trigger instruments and, in addition to requiring a loss to the industry, require that the buyer of the protection actually suffer a loss from the triggering event. Blue Capital Re may buy and sell industry loss warranties in the form of an insurance contract, and Blue Capital Re ILS may buy and sell industry loss warranties in the form of a derivative contract.

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

Other

While our current focus is to provide reinsurance against natural property catastrophe risks, our strategy may evolve to the extent that man-made or other risks (e.g., terrorism reinsurance, workers compensation catastrophe reinsurance, casualty reinsurance) offer more attractive expected risk-adjusted returns or diversification benefits. Blue Capital Re ILS’ portfolio may include over-the-counter or exchange-traded futures or options listed on catastrophe indexes, such as catastrophe or weather derivatives.

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

Class of Reinsurance

Our underwriting guidelines establish maximum and minimum thresholds for the amount of each class of reinsurance, as follows (each expressed as a percentage of our shareholders’ equity):

•	0% to 100% in indemnity reinsurance;

•	0% to 50% in indemnity retrocession;

•	0% to 100% in quota share retrocessional agreements;

•	0% to 50% in industry loss warranties;

•	0% to 20% in catastrophe bonds; and

•	0% to 20% in other non-property catastrophe risks.

We typically deploy at least 50% of our portfolio in indemnity reinsurance, indemnity retrocession and quota share retrocessional agreements. Taking into account our underwriting guidelines and the targeted allocation described above, we expect that our portfolio will be allocated 50% to 100% to traditional reinsurance and 0% to 50% to industry loss warranties, indemnity retrocession, catastrophe bonds and non-property catastrophe risks.

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

Examples of individual zones include: U.S. Florida Windstorm (1st event), U.S. Florida Windstorm (2nd event), U.K. and Ireland Windstorm (1st event), U.K. and Ireland Windstorm (2nd event), U.S. California Earthquake (1st event), Japan Earthquake (1st event) and U.S. Midwest Aggregate. The Company to the best of its knowledge has not made and does not have current plans to have any contacts with any governments or entities targeted by U.S. sanctions including those applicable to Sudan and Syria.

Other Limitations

We seek to maintain a projected net impact from any one catastrophe loss event at the 1 in 100 year return period for any one zone at or below 35% of our shareholders’ equity. A 100 year return period can also be referred to as the 1.0% occurrence exceedance probability, meaning there is an estimated 1.0% chance in any given year that this level will be exceeded. We seek to maintain a projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone at or below 35% of our shareholders’ equity. A 250 year return period can also be referred to as the 0.4% occurrence exceedance probability, meaning there is an estimated 0.4% chance in any given year that this level will be exceeded. For these risks, the projected net impact will be determined by the Manager using various systems, including Sompo International’s proprietary systems and data.

We may also: (i) purchase retrocessional or industry loss warranty protection to mitigate the impact of large catastrophe events on our portfolio or to optimize the expected return of our portfolio; and (ii) enter into foreign exchange derivative contracts to hedge our exposure to non-U.S. dollar currencies.

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

We conduct our reinsurance business through Blue Capital Re. As a result of the approvals received from the BMA and the terms of our approved business plan, Blue Capital Re may only enter into reinsurance contracts that are fully-collateralized at 100% of the aggregate limit at the inception of each reinsurance contract. Blue Capital Re is therefore subject to less stringent regulatory oversight than Class 4 insurers and has more modest capital and surplus requirements. Blue Capital Re is not a rated entity, and we do not intend to obtain financial strength ratings for Blue Capital Re from any rating agency. In the future, we may choose not to write reinsurance solely on a fully-collateralized basis, in which case we may obtain financial strength ratings for Blue Capital Re and will make the relevant applications to the BMA either to: (i) change our business plan; (ii) register Blue Capital Re as another class of reinsurer (if necessary); or (iii) remove any waivers that have been granted on the basis of writing fully-collateralized reinsurance contacts.

We conduct certain hedging and other investment activities through Blue Capital Re ILS, including investing in insurance-linked securities.

The Manager

We rely on the Manager, a wholly-owned subsidiary of Sompo International, for services that are essential to the operation of our business. The Manager manages our assets and makes all of our underwriting and investment decisions, subject to our underwriting guidelines and the oversight of the Board.

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

Administrative Services Agreement

The Company has entered into an administrative services agreement (the "Administrative Services Agreement") with the Manager. Pursuant to the terms of the Administrative Services Agreement, the Manager provides us with support services, including the services of our CFO, as well as finance and accounting, internal audit, claims management, policy wording, modeling software licenses, office space, information technology, human resources and administrative support. The Manager has the right to sub-contract the provision of these services (other than the services of our CFO) to a third-party.

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

Capital Management Policy

The Company has in the past and intends to continue to distribute a minimum of 90% of its annual Distributable Income to shareholders and to make such distributions through regular quarterly dividend payments for each of the first three quarters of each year, and either repurchase Common Shares or pay a special dividend after the end of the year. Although the Company’s year-end net income (if any) will vary from year-to-year, the Company expects that in most years the sum of its regular quarterly dividend payments will be less than 90% of its annual Distributable Income. If this is the case, the Company intends to commence a Common Share repurchase program or declare a special dividend in the following year to distribute an amount that, taken together with the prior year’s regular quarterly dividends, will be at least 90% of its Distributable Income for the prior calendar year. The declaration and payment of a special dividend or commencement of a Common Share repurchase program, if any, may not occur until a significant period of time after the completion of the Company’s calendar year. The commencement of a Common Share repurchase program for a portion of Distributable Income may be elected by the Board thereby reducing or eliminating a special dividend. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview" contained in Item 7 herein.

The declaration of regular quarterly and special dividends, if any, and, if declared, the amount of any such dividend, as well as the amount of any Common Share repurchases, will be subject to the discretion of the Board and to the consideration of various additional risks and uncertainties, including those discussed under the headings "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. Any future determination to pay dividends or repurchase Common Shares will remain at the discretion of the Board and will be dependent upon many factors, including: (i) the Company’s financial condition, liquidity, results of operations (including its ability to generate cash flow in excess of its expenses) and capital requirements; (ii) general business conditions; (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; (v) current trading price of Common Shares as compared with the fully converted book value per Common Share; and (vi) any other factors that the Board deems relevant. The Company generally expects that its dividends will be subject to customary dividend tax treatment in the U.S., but if its total dividends paid during any given year exceed its current and accumulated earnings and profits as of the end of such year (determined under U.S. tax principles), a portion of its dividends paid in that year will be treated: (i) first, as a nontaxable return of capital, to the extent of a shareholder’s tax basis in Common Shares (on a dollar-for-dollar basis); and (ii) subsequently, as capital gain.

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

GROSS PREMIUMS WRITTEN

During the years ended December 31, 2017, 2016 and 2015, we wrote $46.1 million, $43.2 million and $38.6 million of gross reinsurance premiums, respectively.

Gross Premiums Written By Broker

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

The following table sets forth a breakdown of our gross reinsurance premiums written by broker for the years ended December 31, 2017, 2016 and 2015:

	Year Ended		Year Ended		Year Ended
($ in millions)	December 31, 2017		December 31, 2016		December 31, 2015
Aon Benfield	$16.1	35%	$13.4	31%	$12.4	32%
Marsh & McLennan Companies, Inc.	11.9	26%	12.8	30%	7.3	19%
Willis Group Holdings Limited	10.8	23%	9.2	21%	6.3	16%
All other brokers	6.0	13%	6.6	15%	12.5	33%
Gross premiums written through brokers	44.8	97%	42.0	97%	38.5	100%
Gross premiums not written through brokers	1.3	3%	1.2	3%	0.1	—%
Total gross premiums written	$46.1	100%	$43.2	100%	$38.6	100%

As illustrated above, the majority of our reinsurance premiums written are sourced through a limited number of brokers, with Aon Benfield, Marsh & McLennan Companies, Inc. and Willis Group Holdings Limited providing a total of 84% of our gross reinsurance premiums written for the year ended December 31, 2017. We are therefore highly dependent on these brokers and a loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations. See "Risk Factors" contained in Item 1A herein.

Gross Premiums Written By Geographic Area of Risks Insured

We seek to diversify our exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.

The following table sets forth a breakdown of gross reinsurance premiums written by geographic area of risks insured for the years ended December 31, 2017, 2016 and 2015:

	Year Ended		Year Ended		Year Ended
($ in millions)	December 31, 2017		December 31, 2016		December 31, 2015
Worldwide (1)	$36.3	78%	$34.8	81%	$24.1	62%
USA:
Nationwide	2.1	4%	3.4	8%	5.6	15%
Florida	4.9	10%	2.8	6%	2.4	6%
Gulf region	0.7	2%	0.8	2%	1.7	4%
California	0.3	1%	0.4	1%	0.7	2%
Midwest region and other	0.3	1%	0.4	1%	0.6	2%
Northeast	0.3	1%	—	—%	—	—%
Mid-Atlantic region	0.3	1%	0.4	1%	0.4	1%
Worldwide, excluding U.S. (2)	0.9	2%	0.2	—%	3.1	8%
Total gross premiums written	$46.1	100%	$43.2	100%	$38.6	100%

(1)         "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.
(2)         "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

CLAIMS MANAGEMENT

Claims are managed by the Manager pursuant to the Underwriting and Insurance Management Agreement and the Administrative Services Agreement. The Manager has access to Sompo International’s experienced, technical claims teams working closely with each of our operating subsidiaries. The Manager reviews and responds to initial loss reports, administers claims databases, identifies and handles coverage issues, determines whether further investigation is required and where appropriate, retains outside claims counsel, establishes case reserves and approves claims for payment. In addition, the Manager may conduct audits of our significant clients throughout the year, evaluating claims handling abilities, reserve philosophies, loss notification processes and the overall quality of our clients' performance.

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

CONFLICTS OF INTEREST

There may be conflicts of interest that arise out of our relationship with Sompo International and the Manager. Our Chairman and CEO and our CFO are also employees of Sompo International and the Manager is wholly-owned by Sompo International. As a result, our officers, two of our directors and the Manager may have conflicts between their duties to us and their duties to, and interests in, Sompo International or other parties.

As part of our business model and strategy, we rely on affiliates of Sompo International for access to certain segments of the reinsurance market. In particular, pursuant to the BW Retrocessional Agreement, we may participate in: (i) retrocessional, quota share or other agreements in which Sompo International or its affiliates have an interest; and (ii) fronting arrangements with Sompo International. Although these transactions may present conflicts of interest, we nonetheless continue to pursue and consummate these transactions.

Our business overlaps with portions of Sompo International’s business. The Manager, in addition to managing some of Sompo International’s accounts, manages other accounts that may compete with us, including other accounts affiliated with Sompo International. The Manager makes available to us opportunities to enter into reinsurance contracts and insurance-linked securities and makes investments that it determines are appropriate for us in accordance with its allocation policies and our underwriting guidelines. The Manager is not required to allocate any or all such opportunities to us. We expect that the Manager will primarily allocate any overlapping opportunities on a proportional basis among the various accounts that they manage.

Service Agreements with Sompo International

We rely on the Manager for services that are essential to the operation of our business. The Manager is a wholly-owned subsidiary of Sompo International. As of December 31, 2017 Sompo International owned 33.2% of our outstanding Common Shares and had two representatives on our Board which consists of five directors.

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

See "The Manager" for detailed information concerning each of our service agreements with Sompo International.

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

Competition in the insurance and reinsurance industry has increased over the past several years and may increase further, either as a result of capital provided by new entrants or of the commitment of additional capital by existing insurers or reinsurers. In addition, alternative products, such as the collateralized reinsurance contracts that we and others write and the insurance-linked securities that we and others may invest in, may also provide increased market capacity. Continued increases in the supply of property reinsurance may have adverse consequences for us and for the property catastrophe industry generally, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions.

We consider our primary competitors to include: Aeolus Capital Management, Markel CatCo Investment Management, Credit Suisse Asset Management, Leadenhall Capital, Lloyd’s of London, Nephila Capital Ltd., Pillar Capital, RenaissanceRe Holdings Ltd., Validus Holdings, Ltd., Everest Re Group Ltd., Hiscox Ltd. and any property catastrophe reinsurance sidecars or other similar vehicles managed or sponsored by them.

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

However, the BMA takes a proportionate approach to compliance, taking into consideration the nature, scale and complexity of an insurance managers’ business. The Manager is subject to the Insurance Manager Code of Conduct and is required to file annually prior to June 30 an annual return including management financial statements for the previous financial year and a business plan for the upcoming financial year, and a statutory declaration confirming its compliance with the Insurance Manager Code of Conduct.

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

Principal Representative, Head and Principal Office. Every registered insurer or reinsurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda, subject to certain prescribed requirements under the Insurance Act. Further, any registered insurer that is a Class 3A insurer or above is required to maintain a head office in Bermuda and direct and manage its insurance business from Bermuda. The 2015 amendments to the Insurance Act provided that in considering whether an insurer satisfies the requirements of having its head office in Bermuda, the BMA may consider (a) where the underwriting, risk management and operational decision making occurs; (b) whether the presence of senior executives who are responsible for, and involved in, the decision making are located in Bermuda; and (c) where meetings of the board of directors occur. The BMA will also consider (a) the location where management meets to effect policy decisions; (b) the residence of the officers, insurance managers or employees; and (c) the residence of one or more directors in Bermuda. Additionally, the BMA may look to the location of the insurance manager for determining whether a head office is in Bermuda.

For the purpose of the Insurance Act, Blue Capital Re's principal office is the Company's executive offices at Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda. The Manager, a wholly-owned subsidiary of Sompo International has been appointed and approved as the principal representative for Blue Capital Re. The principal representative has statutory reporting duties under the Bermuda Insurance Act for certain reportable events, such as threatened insolvency or non-compliance with the Insurance Act or with a condition or restriction imposed on an insurer.

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

Insurance Manager Code of Conduct. The Insurance Manager Code of Conduct establishes duties, requirements and compliance standards to be adhered to by all insurance managers registered under the Bermuda Insurance Act, including the procedure and sound principles to be observed by insurance managers. The Manager is subject to the Insurance Manager Code of Conduct and is required to file annually prior to June 30 an annual return, and a statutory declaration confirming its compliance with the Insurance Manager Code of Conduct.

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

Change of Shareholder Controller, Controller or Officer

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

In addition, the Manager, as an insurance manager licensed under the Insurance Act, is required to give written notice to the BMA of the fact of any person having become or ceased to be a shareholder controller or officer of the Manager within 14 days of the insurance manager becoming aware of the relevant facts related to such change.

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
The Bribery Act 2016 (the "Bribery Act") became operative on September 1, 2017. The Bribery Act is largely based on the UK's Bribery Act 2010, and aims to provide a modern and comprehensive scheme of bribery offenses in order to allow investigators, prosecutors and the courts to tackle bribery effectively, whether committed in Bermuda or overseas. The Bribery Act applies to any Bermuda individuals, or incorporated companies or other corporate entities (including partnerships) conducting business, whether in or outside of Bermuda, and any non-Bermuda incorporated companies, corporate entities (including partnerships) or individuals conducting business in Bermuda. The Company and its Bermuda subsidiaries have reviewed the Bribery Act and have in place a comprehensive Anti-Bribery Policy.

EMPLOYEES

We do not have any employees. Our CEO and CFO are employees of Sompo International and they provide us with these services pursuant to the Administrative Services Agreement and Investment Management Agreement.

We do not have the staff or capability to manage our underwriting or investment practices within our organization. Instead, we have outsourced these functions to the Manager, subject to oversight by our CEO, our CFO and the Board. As a result, the performance of the Manager is critical to our business.

INTELLECTUAL PROPERTY

There are no aspects of our business that require a patent, trademark or copyright. We do not own any patent, trademark or copyright. Sompo International owns the registered Blue Capital® trademark and we have entered into a trademark license agreement with Sompo International providing for a royalty-free license of this trademark. Under the terms of the trademark license agreement, we generally must indemnify Sompo International and its affiliates, directors, officers, employees, agents, successors and permitted assigns for, from and against losses: (i) on account of any third-party claim or proceeding arising out of the performance of the trademark license agreement; or (ii) from any breach of, or failure to perform, any covenant or obligation of ours contained in the trademark license agreement.

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

AVAILABLE INFORMATION

We are subject to the informational reporting requirements of the Exchange Act. In accordance therewith, we file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the "SEC"). These documents are electronically available at www.bcapre.bm and www.sec.gov at the same time they are filed with or furnished to the SEC. They are also available to copy or view at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. For further information call 1-800-SEC-0330. In addition, our Code of Conduct and Ethics as well as the various charters governing the actions of certain of our Committees of the Board, including our Audit Committee and our Compensation and Nominating Committee charters, are available at www.bcapre.bm. Updates to, as well as waivers of, our Code of Conduct and Ethics will also be made available on our website. Our website is not part of this Annual Report on Form 10-K and nothing from our website shall be deemed to be incorporated into this report.

We will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested). Requests should be directed to Investor Relations, Blue Capital Reinsurance Holdings Ltd., Suite No. 784, 48 Par-la-ville Road, Hamilton, Bermuda HM 11, telephone (441) 278-0988 or investorrelations@sompo-intl.com. All such documents are also physically available at our principal office at Waterloo House, 100 Pitts Bay Road, Pembroke, Bermuda HM 08.

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

We are exposed to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe weather, floods, fires, tornadoes, volcano eruptions, explosions and other natural or man-made disasters. Many scientists believe that the earth’s atmospheric and oceanic temperatures are increasing and that, in recent years, changing climate conditions have increased the unpredictability, severity and frequency of natural disasters in certain parts of the world.

The global geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas throughout the world, including, but not limited to, windstorms in the United Kingdom and continental Europe, hurricanes in Florida, the Gulf Coast and the Atlantic coast regions of the United States, typhoons and earthquakes in Japan, New Zealand, Australia and other parts of Southeast Asia, earthquakes in California and the Pacific Northwest and New Madrid region of the United States and hail, tornado and flooding in the Midwestern United States. From time to time, we may have greater exposures in one or more of these geographic areas than our overall share of the worldwide market might suggest. Accordingly, when and if catastrophes occur in these areas, we may experience relatively more severe negative results from such events than our competitors.

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

We may have substantial exposure to losses resulting from acts of terrorism. It is difficult to predict their occurrence with statistical certainty or to estimate the amount of loss an occurrence will generate. Accordingly, it is possible that our premiums will be inadequate to cover this risk. We closely monitor the amount and types of coverage we provide for terrorism risk under reinsurance treaties. We often seek to exclude terrorism when we cannot reasonably evaluate the risk of loss or charge an appropriate premium for such risk. Even in cases where we have deliberately sought to exclude coverage, we may not be able to eliminate our exposure to terrorist acts, and thus it is possible that these acts will have a material adverse effect on us.

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our reinsurance worldwide through reinsurance brokers. In the year ended December 31, 2017, our top three brokers represented approximately 84% of our reinsurance premiums written. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

The Board has the authority to change our underwriting guidelines or our strategy without notice to shareholders and without shareholder approval. As a result, we may make fundamental changes to our operations without shareholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy or underwriting guidelines described in the section titled "Business" or elsewhere in this Annual Report on Form 10-K.

OPERATING RISKS

We do not have any employees of our own, and we depend on service providers to perform substantially all of our executive, administrative and other functions, and termination of any of these relationships may materially disrupt our business.

We do not have any employees of our own. Our CEO and our CFO are employees of Sompo International and their services are provided to us through the Investment Management Agreement and Administrative Services Agreement.

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

Our CFO also serves as the Controller and Vice President of Sompo International and is the Treasurer of the Manager, and, therefore, does not dedicate all of his time to running our business and is not required to dedicate any specific amount of time to running our business. As a result of his other obligations, our CFO is not able to dedicate as much time to running our business as would a typical CFO, and he may face conflicts of interest that may make it difficult for him to operate our business.

We rely on service providers to perform many of our executive, administrative and other functions. In particular, affiliates of Sompo International provide us with accounting, legal, internal audit, administrative and other services that are integral to our day-to-day operations. Failure by any service provider, whether or not an affiliate of Sompo International, to carry out its obligations to us in accordance with the terms of its agreement or to perform its obligations to us as a result of insolvency, bankruptcy or other causes could make it difficult, or in some cases impossible, for us to operate our business. In addition, the termination of any of these service relationships or any delay in appointing or finding a suitable replacement provider (if one exists) could make it difficult for us to operate our business.

Our Chairman, CEO, CFO and the officers of the Manager are compensated by Sompo International.

Our Chairman, CEO, CFO and the officers of the Manager are employees of Sompo International and are compensated by Sompo International, including through membership in Sompo International’s incentive compensation plans. As a result, they may, consciously or unconsciously, favor Sompo International in dealings among us, Sompo International and the Manager.

Reputation is an important factor in the reinsurance industry, and our lack of an established reputation may make it difficult for us to attract or retain clients.

Reputation is a very important factor in the reinsurance industry, and competition for clients is, in part, based on reputation. Our lack of an established reputation may make it difficult for us to attract or retain clients. While some counterparties may prefer to enter into reinsurance contracts with a rated reinsurer, we do not intend to obtain financial strength ratings. We do not own the Blue Capital® trademark, but we have entered into a trademark license agreement with Sompo International providing for the license of the Blue Capital® trademark to us. We will consequently be unable to prevent any damage to our reputation that may occur as a result of the activities of Sompo International and others. Furthermore, in the event that any of the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement is terminated, or the trademark license agreement is otherwise terminated, we may be unable to use the Blue Capital® trademark.

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

In the event that these services were to cease to be available from the Manager, we would be required to replace the Manager with one or more third-parties or to hire employees. In addition, the performance of the Manager depends heavily on the experience and availability of a limited number of individuals, all of whom are affiliated with Sompo International. Any loss of these individuals, for example, to death, incapacity, termination or resignation, could adversely affect the performance of the Manager. We cannot assure you that we could find a suitable replacement for the Manager quickly or at all, and any replacement may increase our expenses. The loss of the Manager could materially impair our ability to successfully operate our business.

We are dependent on Sompo International and if Sompo International were to experience difficulties, we could be materially adversely affected.

Since the Manager is an affiliate of Sompo International, and our CEO and CFO are both employees of Sompo International, if Sompo International’s business were to experience difficulties, the attention and time of Sompo International’s management would likely be directed to dealing with those difficulties. In these circumstances, there may not be sufficient management attention to our business, and our operations could suffer. In addition, in that event it is also possible that ceding companies would be reluctant to do business with Sompo International, and therefore us, which could have a material adverse effect on our business. It may be difficult, costly or time-consuming to replace the Manager or the other services Sompo International provides.

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

We compete with Sompo International accounts, accounts affiliated with Sompo International and third-parties for underwriting opportunities and other opportunities.

Many, if not most, of our targeted underwriting and other opportunities are also opportunities targeted to a greater or lesser extent by Sompo International, affiliates of Sompo International and other accounts of the Manager. The Manager is not required to allocate any or all such opportunities to us. The Manager makes available to us opportunities to enter into reinsurance transactions, purchase insurance-linked securities and make investments that it determines are appropriate for us in accordance with its allocation policies and our underwriting guidelines. The Manager has significant discretion as to our investment and underwriting practices, subject to our underwriting guidelines and the oversight of the Board. We expect that the Manager will primarily allocate any overlapping opportunities on a proportional basis among the various accounts that it manages.

There may be conflicts of interest that result from our relationships with Sompo International and the Manager, which could result in decisions that are not in the best interests of our shareholders.

There may be conflicts of interest that arise out of our relationship with Sompo International and the Manager. One of our directors is also a director of Blue Capital Alternative Income Fund Limited, a closed-ended mutual fund which is also served by the Manager. Our Chairman, CEO and CFO are also employees of Sompo International. In addition, the Manager is wholly-owned by Sompo International. As a result, our officers, our directors or the Manager may have conflicts between their duties to us and their duties to, and interests in, Sompo International or other parties.

Pursuant to the BW Retrocessional Agreement we participate in retrocessional, quota share and fronting agreements with Sompo International or its affiliates, and we may enter into other agreements or acquire investments in which Sompo International or its affiliates have an interest. These transactions may present conflicts of interest among us and Sompo International.

In deciding whether to issue debt or equity securities, we rely in part on recommendations made to us by the Manager. Because the Manager earns fees that are closely related to the total amount of our earnings and capital, the Manager may have an incentive to recommend that we issue debt or equity securities.

The officers and employees of the Manager devote as much time to us as the Manager deems appropriate. However, these officers and employees may have conflicts in allocating their time and services among us, Sompo International, affiliates of Sompo International and other accounts. During turbulent conditions in the reinsurance industry or other times when we need focused support and assistance from the Manager, Sompo International and entities affiliated with Sompo International will likewise require greater focus and attention, placing the Manager’s time and resources in high demand. In this situation, we may not receive the support and assistance we require or would otherwise receive if we were completely internally managed or if the Manager did not act as a manager for other entities. Although we believe the Manager has established appropriate procedures to manage any actual or potential conflicts of interest, these procedures do not provide assurance that such conflicts will be avoided.

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

The Investment Management Agreement that we have entered into with the Manager was negotiated between related parties, and although approved by the Board, its terms, including fees payable, may not be as favorable to us as if this agreement had been negotiated with an unaffiliated third-party. Various potential and actual conflicts of interest may arise from the activities of the Manager by virtue of the fact that the Manager is controlled by Sompo International.

Similarly, the Underwriting and Insurance Management Agreement that we and Blue Capital Re have entered into with the Manager was negotiated between related parties, and although approved by the Board, its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third-party. Various potential and actual conflicts of interest may arise from the activities of the Manager by virtue of the fact that the Manager is controlled by Sompo International. The Manager does not assume any responsibility other than provision of the services called for under the Underwriting and Insurance Management Agreement.

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

Blue Capital Re is not currently, and may never become, a rated reinsurer, nor does it intend to obtain financial strength ratings. As a result, the reinsurance contracts that Blue Capital Re assumes are required to be fully-collateralized. The requirement to post cash collateral in connection with the various insurance contracts that we enter into limits our ability to enter into a large number of insurance contracts or pursue other opportunities. Furthermore, our ability to redeploy our capital annually can be impacted if the release of our collateral is not agreed to by our counterparties or if a loss event occurs, in which case the collateral pledged against the affected contract will not be available for redeployment until the loss is cleared. In addition, if our equity capital decreases over time, as a result of losses, expenses or other factors, we will be even more restricted in the number of contracts we can enter into and other opportunities we can pursue. As a result, our portfolio of insurance-linked contracts and other investments may be significantly less diverse than those of Sompo International or other reinsurance companies.

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
Our industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability. These changes may result in delays or cancellations of products and services by insurers and reinsurers, which could adversely affect us or the ceding companies with which we do business. If, as a result of governmental regulation or intervention, the ceding companies with which we do business, including Blue Water Re and Sompo International, are adversely affected, this may limit our opportunity to do business with these reinsurers, including by way of writing retrocessional policies.

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

Sompo International may not maintain an acceptable financial strength rating, which could result in a significant reduction in the business we write pursuant to the BW Retrocessional Agreement.

Pursuant to our underwriting guidelines, we may enter into fronting agreements with a rated carrier or, alternatively, we may access fronted business from Sompo International pursuant to the BW Retrocessional Agreement. Under these fronting arrangements, the rated carrier transfers all risks and premiums to us in exchange for a fronting fee.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. A fronting company’s financial strength rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the applicable rating agency in response to a variety of factors. If Sompo International’s financial strength rating is reduced from its current level, it would reduce the attractiveness of one means by which we can access exposure to reinsurance risk from that counterparty. While we and Blue Water Re have been informed by Sompo International that it is not aware of any pending or contemplated ratings downgrade of Sompo International, such a downgrade remains possible and could result in a significant reduction in the number of reinsurance contracts that we are able to write, unless another fronting reinsurer of an acceptable financial strength rating was available to us.

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

The United Kingdom held a referendum on June 23, 2016, in which a majority voted for the United Kingdom’s withdrawal from the European Union. As a result of this vote, negotiations have commenced to determine the terms of the United Kingdom’s withdrawal from the European Union, as well as its relationship with the European Union going forward (“Brexit”). Brexit has caused and may continue to cause significant volatility in global stock markets and currency exchange rates, which could increase the volatility of, or reduce the Company’s results in particular periods or over time. Higher levels of political and market turmoil could persist until some clarity emerges around the United Kingdom’s exit process from the European Union and the impact of Brexit on the economies of the other European countries. The geopolitical impacts of Brexit are unknown and may adversely affect long-term European and global economic growth and forecasts, which could adversely impact the demand for the Company’s products. Brexit could also lead to legal uncertainty and differing laws and regulations between the United Kingdom and the European Union. These uncertainties could affect the operations, strategic position or results of brokers, insurers or reinsurers with whom the Company does business. Any of these potential effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations or financial condition.

CORPORATE RISKS

Sompo International has substantial control over us, which limits your ability to influence corporate matters and may result in conflicts of interest.

Sompo International currently has a 33.2% interest in the Company and therefore exerts considerable influence over matters presented to our shareholders for approval, including the election of directors and change of control transactions. Sompo International has the right to nominate two out of our five directors (or, if the Board consists of more than five directors, no less than 40% of the total Board seats at any given time), until the later of the date on which: (i) Sompo International sells any of its Common Shares; and (ii) Sompo International owns less than 5% of our Common Shares. This control may delay, deter or prevent acts that would be favored by our other shareholders, as the interests of Sompo International may not always coincide with the interests of our other shareholders. In particular, Sompo International has interests in us by virtue of our contracts with the Manager (see "Conflicts of Interest" contained in Item 1 herein for a description of these contracts). Sompo International may seek to cause us to take courses of action that, in its judgment, could enhance its interests or its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, this concentration of share ownership may adversely affect the trading price of our Common Shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.

Future sales or the possibility of future sales of a substantial amount of our Common Shares may depress the price of our shares.

Sompo International currently owns 2,912,458 Common Shares, representing 33.2% of our total outstanding Common Shares. These Common Shares may be sold into the market in accordance with Rule 144 under the Securities Act. In addition, Sompo International has the ability to require us to register the Common Shares it holds pursuant to a shareholder and registration rights agreement.

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

Our bye-laws and provisions of Bermuda law to which we are subject contain provisions that could discourage, delay or prevent "change of control" transactions or changes in the Board and management that certain shareholders may view as beneficial or advantageous. These provisions include, among others:

•	the Board is divided into three classes, with each class serving for a staggered three-year term, which prevents shareholders from electing an entirely new board of directors at an annual meeting;

•	the total voting power of any U.S. person owning more than 9.5% of our Common Shares will be reduced to no more than 9.5% of the total voting power of our Common Shares;

•	the Board has the authority to issue preferred shares without shareholder approval, which could be used to dilute the ownership of a potential hostile acquirer;

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

The foregoing factors, as well as the significant share ownership by Sompo International, could impede a merger, takeover or other business combination, which could reduce the market value of our Common Shares.

There are provisions in our charter documents that may reduce or increase the voting rights of our Common Shares.

The bye-laws of Blue Capital generally provide that any shareholder owning, directly, indirectly or, in the case of any U.S. person, by attribution, outstanding Common Shares possessing more than 9.5% of the aggregate voting power of our Common Shares will have their voting rights reduced so that they may not exercise more than 9.5% of the voting rights conferred by our Common Shares. Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. In addition, our bye-laws provide that if any U.S. person acquires actual knowledge that such person owns, directly or indirectly, 9.0% or more of our Common Shares, such person must deliver notice to us within 10 days of acquiring such knowledge. Our bye-laws further provide that the Board may determine that certain shares shall not carry voting rights or shall have reduced voting rights to the extent that the Board reasonably determines it is necessary to avoid any adverse tax consequences or materially adverse legal or regulatory treatment.

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

Except in connection with the settlement of trades or transactions entered into through the facilities of the New York Stock Exchange and the Bermuda Stock Exchange, the Board may generally require any shareholder or any person proposing to acquire our Common Shares to provide the information required under our bye-laws. If any such shareholder or proposed acquirer does not provide such information, or if the Board has reason to believe that any certification or other information provided pursuant to any such request is inaccurate or incomplete, the Board may decline to register any transfer or to effect any issuance or purchase of Common Shares to which such request is related.

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

Volatility in the market price of our Common Shares may prevent you from being able to sell your Common Shares at or above the price you paid for your Common Shares. The market price for our Common Shares can fluctuate significantly for various reasons, including:

•	catastrophes that may specifically impact us or are perceived by investors as impacting the reinsurance market in general;

•	the financial condition, financial performance and prospects of the Company, the Manager or Sompo International;

•	our quarterly or annual earnings or those of other companies in our industry;

•	exposure to capital market risks related to the performance of insurance-linked investments;

•	our capital management policy and whether we repurchase Common Shares or dividends on our Common Shares have been, and are likely to be, declared and paid from time to time;

•	actual or anticipated growth rates relative to our competitors;

•
perceptions of the investment opportunity associated with our Common Shares relative to other investment alternatives, including investment opportunities in Sompo International or affiliates of Sompo International;

•	speculation by the investment community regarding our business;

•	future announcements concerning our business or our competitors’ businesses;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	market and industry perception of our success, or lack thereof, in pursuing our strategy;

•	strategic actions by us or our competitors, such as acquisitions, restructurings, significant contracts or joint ventures;

•	changes in government regulation;

•	potential characterization of us as an investment company, a controlled foreign corporation or a passive foreign investment company;

•	general market, economic and political conditions;

•	changes in conditions or trends in our industry, geographies or customers;

•	arrival and departure of key personnel of the Company, the Manager or Sompo International;

•	sales of our Common Shares by us, Sompo International, our directors or members of our management team; and

•	adverse resolution of litigation against us.
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

The Company and its subsidiaries are Bermuda companies. Each intends to operate in such a manner that none will be deemed to be engaged in the conduct of a trade or business within the United States. However, whether business is being conducted in the United States is an inherently factual determination. Because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the U.S. Internal Revenue Code of 1986, as amended (the "Code"), regulations or court decisions, the U.S. Internal Revenue Service (the "IRS") might successfully contend that any of the Company and/or its subsidiaries are/is engaged in a trade or business in the United States. A non-U.S. corporation deemed to be so engaged would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below.

Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation is generally entitled to deductions and credits only if it timely files a U.S. federal income tax return. Each of the Company and Blue Capital Re file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that it is subject to U.S. federal income tax. The highest marginal federal income tax rates as of 2018 are 21% for a corporation's effectively connected income and 30% for the branch profits tax. If Blue Capital Re were to qualify for benefits under the tax treaty between the United States and Bermuda (the "Bermuda treaty"), Blue Capital Re would not be subject to U.S. income tax on any business profits of its insurance enterprise found to be effectively connected with a U.S. trade or business, unless that trade or business is conducted through a permanent establishment in the United States. Blue Capital Re does not have sufficient information about its ownership to determine whether it would be entitled to the benefits of the Bermuda Treaty. However, based on the information that it does possess, Blue Capital Re believes that it may not be entitled to the benefits of the Bermuda Treaty. If the Company and/or its subsidiaries were subject to U.S. federal income tax, our financial condition and results of operations, as well as an investment in our Common Shares, could be materially adversely affected.

U.S persons who hold our Common Shares may be subject to U.S. income taxation at ordinary income tax rates on our undistributed earnings and profits under the controlled foreign corporation ("CFC") rules.

If the Company or any of its subsidiaries were considered a CFC, any "10% U.S. Shareholder" (as defined below) may be subject to current U.S. income taxation at ordinary income tax rates on all or a portion of the Company's or its subsidiaries' undistributed earnings and profits attributable to the Company's insurance and reinsurance income, including underwriting and investment income and other subpart F income. Any gain realized on a sale of our Common Shares by such shareholder may also be taxed as a dividend to the extent of the Company's earnings and profits attributed to such shares during the period that the shareholder held the shares and while the Company was a CFC (with certain adjustments). A foreign corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or the total value of all stock of such corporation. For purposes of taking into account insurance income, a CFC also includes a foreign corporation in which more than 25% of the total combined voting power or value of all classes of stock is owned (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) by 10% U.S. Shareholders, on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance contracts exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

The Company’s organizational documents provide that if Common Shares owned by any person, directly, indirectly or, in the case of any U.S. person, by attribution, would otherwise possess more than 9.5% of the aggregate voting power of all our Common Shares, the voting rights attached to those shares will be reduced so that such person may not exercise and is not attributed more than 9.5% of the total voting power of our Common Shares. These provisions were intended to reduce the likelihood that a shareholder of the Company would be a “10 % U.S. Shareholder” as defined below, and that the Company and its subsidiaries are treated as CFCs in any taxable year.

On December 22, 2017, the United States enacted a budget reconciliation act amending the Internal Revenue Code of 1986 (the "TCJA"). Prior to the enactment of the TCJA, a “10% U.S. Shareholder” was defined as any shareholder that is a U.S. person that owns directly, indirectly or by attribution, 10% or more of the total voting power of the Company. However, for taxable years beginning after December 31, 2017, the TCJA expands the definition of a “10 % U.S. Shareholder” to include U.S. persons that own directly, indirectly or by attribution, 10% or more of either the total voting power of the Company or total value of the stock of the Company. TCJA also expands the application of the constructive ownership rules that are applied for determining whether a U.S. person is a 10% U.S. Shareholder of a foreign corporation. Under prior law, certain ownership attribution rules did not apply so as to treat a U.S. person as owning stock that is owned by a non-U.S. person. TCJA has repealed this limitation. Consequently, under the new attribution rules, Common Shares owned by Endurance Bermuda would be treated as owned by Endurance U.S. Holdings Corp. Accordingly, Endurance U.S. Holdings Corp. would be treated as a 10% U.S. Shareholder for purposes of determining whether Blue Capital Re is a CFC. The Senate Finance Committee suggested, however, that the repeal of the limitation to the ownership attribution rules is not intended to cause a foreign corporation to be treated as a CFC with respect to an unrelated U.S. person, such as an investor for example. Until further guidance is issued by the U.S. Treasury Department or the IRS that confirms or otherwise codifies this intent, based on the technical application of the TCJA, we would be treated as a CFC for purposes of taking into account our insurance income. By expanding the constructive ownership rules and the definition of 10% U.S. Shareholder, the TCJA will increase the likelihood that an investor could be treated as a 10% U.S. Shareholder in 2018 and in any subsequent taxable years. Investors should consult their tax advisors regarding the application of the CFC rules to an investment in our Common Shares.

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

Section 1248 of the Code, in conjunction with the RPII rules, provides that if a shareholder who is a U.S. person disposes of shares in a foreign insurance corporation that has RPII and in which U.S. persons collectively own 25% or more of the shares, by vote or value, at any time during the five-year period ending on the date of the disposition any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (possibly whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of our Common Shares because the Company is not itself directly engaged in the insurance business. The RPII provisions, however, have not been interpreted by the courts or the U.S. Treasury Department, and regulations interpreting the RPII provisions of the Code exist only in proposed form. Accordingly, the IRS might interpret the proposed regulations in a different manner and the applicable proposed regulations may be promulgated in final form in a manner that would cause these rules to apply to dispositions of our Common Shares.

U.S. persons who hold our Common Shares will be subject to adverse tax consequences if we are considered a passive foreign investment company ("PFIC") for U.S. federal income tax purposes.

A foreign corporation will generally be considered a PFIC during a given year if (i) 75% or more of its gross income constitutes "passive income" or (ii) 50% or more of its assets produce passive income. For purposes of the PFIC determination, passive income generally includes interest, dividends, annuities and other investment income. The PFIC statutory provisions contain an express exception for income derived in the active conduct of an insurance business. The PFIC statutory provisions also contain a look through rule stating that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it received directly its proportionate share of the income and as if it held its proportionate share of the assets of any other corporation in which it owns at least 25% by value of the shares. While no explicit guidance is provided by the statutory language, under this look-through rule the Company should be deemed to own the assets and to have received the income of Blue Capital Re directly for purposes of determining whether it qualifies for the insurance business exception.

We believe that we should not be considered a PFIC for U.S. federal income tax purposes for the year ended December 31, 2017. However, although there are no currently effective Treasury Regulations regarding the application of the PFIC provisions to an insurance company, proposed regulations were published in April 2015, which, if finalized in their current form, could adversely impact the ability of Blue Capital Re, and thereby the Company, to satisfy the insurance business exception. In addition, the TCJA limited the exception applicable to corporations engaged in the active conduct of an insurance business by requiring that the applicable insurance liabilities of such corporation exceed 25 percent of its total assets for the exception to apply. It is unclear how liability reserves are measured and taken into account for purposes of determining the applicable insurance liabilities. Even under favorable interpretation, we currently do not appear to meet the 25% test. If a corporation fails the 25% test, the TCJA provides an alternative test which permits a U.S. person that owns stock in such corporation to elect to treat such stock as stock of a qualifying insurance corporation if (A) the corporation's applicable insurance liabilities are at least equal to 10% of its total assets and (B) under Treasury Regulations to be issued, based on the applicable facts and circumstances, (i) the corporation is predominantly engaged in an insurance business and (ii) the failure to satisfy the 25% test is due solely to runoff-related or rating-related circumstances involving such insurance business. Since there are no current Treasury Regulations interpreting this alternative test, it is not clear what facts and circumstances would be required to satisfy the test or the procedures required to make the election. Consequently, although there are ambiguities in the application of the relevant provisions of the TCJA and the PFIC provisions in general, it appears that under the new law we could be considered a PFIC for the taxable year ended December 31, 2018. Because PFIC status is determined at the end of the taxable year, however, we do not currently know whether this will be the case. Accordingly, there can be no assurance that we will not be considered a PFIC for the current or any future taxable years.

If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. Such investor may be able to mitigate certain of these adverse tax consequences if it is able to make a timely qualified electing fund election (a "QEF election") or a mark-to-market election with respect to our Common Shares. A QEF election may only be made by a holder of our Common Shares if, inter alia, the Company provides such holder with certain information. It is uncertain whether the Company would be able to provide investors with the information necessary to make a QEF election. In addition, if we were considered a PFIC, dividends paid in respect of our Common Shares would not be eligible for the preferential tax rate applicable to “qualified dividend income” received by certain non-corporate U.S. shareholders. The rules regarding PFICs including the QEF election and mark-to-market election, are complex. Investors should consult their tax advisors regarding the application of the PFIC rules to an investment in our Common Shares.

Legislative and regulatory action by the U.S. Congress could materially and adversely affect the Company.

The Company's tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof. Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could, adversely affect the results of our operations and financial condition and could have a material adverse effect on our business, financial condition or results of operations.

The Organisation for Economic Co-operation and Development ("OECD") and the European Union ("EU") are considering measures that might increase our taxes and reduce our net income.

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax practices. In particular, as a result of the Base Erosion and Profit Shifting ("BEPS") project, the OECD and the G20 delivered a package of policies that will allow governments to address the gaps in the international tax system. The BEPS package included four new minimum standards which included the commitment to (i) address harmful tax practices; (ii) to prevent tax treaty shopping; (iii) to ensure country-by-country reporting; and (iv) to improve the effectiveness of cross-border tax dispute resolution.

Bermuda has not been listed in the OECD's periodic progression reports as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. Bermuda was reported as being largely compliant with the OECD's international tax standards on transparency and exchange of information in the OECD's 2016 Tax Transparency Report on Progress. Bermuda set up its Tax Information Reporting Portal in June 2017, and it is due to undertake its first automatic exchange of information in June 2018. Other "largely compliant" jurisdictions include Germany, the United Kingdom and the United States. In 2017 Bermuda issued its common reporting standard regulations and country-by-country reporting regulations.

In addition, on July 12, 2016 Council Directive 2016/1164/EU (“ATAD”) was adopted which laid down rules against tax avoidance practices that directly affect the functions of the internal market. Member States are required to implement ATAD into domestic law by January 1, 2019 (except in relation to the exit tax rule and the interest restriction rules which in certain circumstances need not be implemented until January 1, 2020 and 2024 respectively). In October 2016 the EU Commission presented its corporate tax reform package in which the Commission proposed that the provisions of the ATAD dealing with hybrid mismatches should be extended to hybrid mismatches with third countries and on May 29, 2017 Council Directive 2017/952/EU (“ATAD II”) was adopted. Member States are required to implement ATAD II into domestic law by December 31, 2019.
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

Item 2.         Properties

The Company leases office space from Sompo International in Pembroke, Bermuda, through the Administrative Services Agreement.

Item 3.         Legal Proceedings

Blue Capital Re, as a reinsurer, is subject to litigation and arbitration proceedings in the normal course of its business. Such proceedings often involve reinsurance contract disputes, which are typical for the reinsurance industry.  Blue Capital Re’s estimates of possible losses incurred in connection with such legal proceedings are provided for as loss and LAE on its Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income and are included within loss and LAE reserves on its Consolidated Balance Sheets.  We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Blue Capital Re, pursuant to the BW Retrocessional Agreement, has provided for a reinsurance recovery totaling $5.0 million through its participation in an Industry Loss Warranty protection purchased by its affiliate, Blue Water Re.  The counterparty to the Industry Loss Warranty contract has disputed the claim for the recovery, which is based upon the result of the size of an insured industry loss calculated based upon third party data.  Blue Water Re is vigorously pursuing recovery in this action. In the course of litigation and arbitration, we may engage in discussions with opposing counsel for possible resolution. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for significantly less than the contested amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Shares are listed on the New York Stock Exchange under the symbol BCRH and the Bermuda Stock Exchange under the symbol BCRH.BH. The quarterly range of the high and low New York Stock Exchange closing prices for our Common Shares during the most recent two fiscal years were as follows:

	High	Low

2017
Fourth quarter	$17.80	$12.00
Third quarter	19.95	14.05
Second quarter	19.90	17.95
First quarter	20.65	18.35
2016
Fourth quarter	$19.10	$17.37
Third quarter	18.94	17.26
Second quarter	18.51	17.11
First quarter	19.32	17.06

Registered Holders of Common Shares

As of February 16, 2018, we had 4 registered holders of Common Shares.

Dividends Declared on Common Shares

During 2017, 2016 and 2015 we declared and paid quarterly dividends of $0.30 per Common Share during each of the first three quarters. The Company will not pay a special dividend with respect to 2017 as a result of the net loss recorded for the year. The aggregate dollar value of all dividends declared with respect to 2017 was $7.9 million. On February 1, 2017, we announced a special dividend with respect to 2016 of $0.59 per Common Share, which was paid on March 15, 2017 to all shareholders of record on February 28, 2017. The aggregate dollar value of all dividends declared with respect to 2016 (which totaled $13.1 million) represented 90.6% of our Distributable Income for the year. On February 3, 2016, we announced a special dividend with respect to 2015 of $1.24 per Common Share, which was paid on March 15, 2016 to all shareholders of record on February 29, 2016. The aggregate dollar value of all dividends declared with respect to 2015 (which totaled $18.7 million) represented 90.4% of our Distributable Income for the year. See "Overview" contained in Item 7 herein.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2017, with respect to our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	12,188	—	64,083

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

As of December 31, 2017, there were 12,188 RSUs outstanding under the 2013 LTIP. These RSUs were granted to our directors in 2017, 2016 and 2015 and vest in three equal annual installments based on continuous service, payable in Common Shares at the time of vesting.

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

The returns presented below are based on historical results and are not intended to suggest future performance.

			Period ending
	November 6	December 31	December 31	December 31	December 31	December 31
Company/Index	2013	2013	2014	2015	2016	2017
Blue Capital Reinsurance Holdings Ltd. Common Shares	$100	$97	$99	$104	$126	$89
S&P 500	100	106	120	122	136	166
S&P 500 P&C	100	106	122	134	155	190

Recent Sales of Unregistered Securities

The Company did not sell any securities, which are not registered under the Securities Act, within the past three years.

Issuer Purchases of Common Shares

The Company did not repurchase any Common Shares during the three month period ended December 31, 2017.

Item 6.         Selected Financial Data

We were incorporated on June 24, 2013 and we commenced our operations on November 12, 2013. We do not have any operating history prior to 2013.

Selected consolidated statement of operations data, ending consolidated balance sheet data and share data for the years ended December 31, 2017, 2016, 2015, and 2014, and for the period from June 24, 2013 to December 31, 2013 follows. These historical results are not necessarily indicative of results to be expected from any future period.

(Millions, except per share amounts)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from June 24, 2013 to December 31, 2013
Statements of (Loss) Income Data:
Revenues (a)	$49.4	$42.6	$38.1	$44.6	$—
Expenses (b)	(92.6)	(28.3)	(17.4)	(29.5)	(0.7)
Net (loss) income and comprehensive (loss) income	$(43.2)	$14.3	$20.7	$15.1	$(0.7)
Balance Sheet Data:
Total assets	$182.2	$204.7	$217.6	$201.3	$175.5
Loss and LAE reserves	43.4	11.1	4.0	7.9	—
Debt (c)	—	—	13.0	8.0	—
Total liabilities	55.1	21.4	30.0	20.8	2.2
Total shareholders’ equity	127.1	183.3	187.6	180.5	173.3
Amounts per Common Share:
Basic and diluted (loss) earnings	(4.94)	1.63	2.36	1.72	(0.31)
Dividends declared (d)	1.49	2.14	1.56	0.90	—

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

(d)         During 2017, 2016, 2015 and 2014 we declared and paid quarterly cash dividends of $0.30 per Common Share and RSU during each of the first three quarters of the year. In addition, in the first quarter of 2017, 2016 and 2015 we declared special cash dividends of $0.59, $1.24 and $0.66, respectively, per Common Share and RSU with respect to the 2016, 2015 and 2014 fiscal years.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2017, 2016 and 2015, and our financial condition as of December 31, 2017 and 2016. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere in this report.

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

The majority of our property catastrophe business is originated during the key January and June annual renewal periods. We experienced continued competition during the January 1, 2017 and June 1, 2017 renewal periods, due to the absence of any significant market changing industry catastrophe losses or other events prior to 2017. As a result, we experienced an overall risk adjusted rate decrease of approximately 3% on the risks we wrote at January 1 and June 1, 2017, versus those written in 2016.

We experienced significant losses in the latter half of 2017, primarily from property damage caused by Hurricanes Harvey, Irma and Maria making landfall in the United States and Puerto Rico in the third quarter. The financial impact to the insurance industry from these catastrophe events is estimated to collectively be above $100 billion and these catastrophe events had a meaningful impact on our results. Through our active portfolio construction and leveraging our partnership with Sompo International, our actual losses from these events were in line with our modeled results given the magnitude of the global events. Over the January 1, 2018 renewal period, pricing reflected the impact of the 2017 loss events as our renewing business experienced an overall price increase of approximately 12% reflecting a reversal of pricing declines experienced in recent years.

During 2017, we recorded a net loss of $43.2 million and declared and paid quarterly dividends of $0.30 per Common Share and RSU during each of the first three quarters. The aggregate dollar value of all dividends declared with respect to 2017, totaled $7.9 million.

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

Exposure Management

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones at each treaty renewal date. Our last major treaty renewal date was January 1, 2018. On January 1, 2018 our estimated net exposures by zone were in compliance with our underwriting guidelines. Namely, our estimated net exposure from any one catastrophe loss event in any individual zone was at or below 50% of our then-projected shareholders’ equity at December 31, 2017.

These broadly defined major catastrophe zones are defined as follows:

North America:	Europe:	Rest of World :(2)

U.S. - Northeast	Western Central Europe(1)	Australia
U.S. - Mid-Atlantic	Eastern Europe	New Zealand
U.S. - Florida	Southern Europe	Japan
U.S. - Gulf	Northern Europe, Benelux	South America
U.S. - New Madrid	and Scandinavia	Middle East
U.S. - Midwest	U.K. and Ireland
U.S. - California
U.S. - Hawaii
Canada - Eastern
Canada - Western

(1)  Consisting of France, Germany, Switzerland and Austria.
(2) The Company to the best of its knowledge has not made and does not have current plans to have any contacts with any governments or entities targeted by U.S. sanctions including those applicable to Sudan and Syria.

Single Event Losses

For certain defined natural catastrophe region and peril combinations, the Manager assesses the probability and likely magnitude of losses using a combination of industry third-party models, proprietary models and underwriting judgment. The Manager attempts to model the estimated net impact from a single event, taking into account contributions from property catastrophe reinsurance (including retrocessional business), property pro-rata reinsurance and event-linked derivative securities, offset by the net benefit of any reinsurance or derivative protections we purchase and the benefit of premiums.

Our January 1, 2018 estimated single event loss exposures were within our underwriting guidelines. Namely, the estimated net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our then-projected December 31, 2017 shareholders’ equity, and the estimated net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our then-projected December 31, 2017 shareholders’ equity.

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

The table that follows details our estimated net impact from single event losses as of January 1, 2018 for selected zones at specified return periods. It is important to note that each catastrophe model we use contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Net Impact From Single Event Losses at Specified Return Periods

	Net Impact (Millions)	Return Period (1)	Percentage of December 31, 2017 Shareholders’ Equity
U.S. - Florida hurricane	$34	1 in 100 year	27%
U.S. - California earthquake	24	1 in 250 year	19%
Japan earthquake	20	1 in 250 year	16%
U.S. - Gulf hurricane	19	1 in 100 year	15%
All other zones			less than 15%

(1)   A "100-year" return period can also be referred to as the 1.0% occurrence exceedance probability ("OEP"), meaning there is an estimated 1.0% chance in any given year that this level will be exceeded. A "250-year" return period can also be referred to as the 0.4% OEP, meaning there is an estimated 0.4% chance in any given year that this level will be exceeded.

 Our estimates of the net impact from single event losses may vary considerably from our actual experience for an event within a particular territory depending on the specific characteristics of the event.

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

Our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015 were as follows:

($ in millions)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenues
Reinsurance premiums written	$46.1	$43.2	$38.6
Change in net unearned reinsurance premiums	(0.1)	0.4	(0.3)
Net reinsurance premiums earned	46.0	43.6	38.3
Net gain (loss) from derivative instruments	2.3	(1.2)	(0.2)
Net investment income	1.1	0.2	—
Total revenues	49.4	42.6	38.1
Expenses
Underwriting expenses:
Loss and LAE	79.0	13.7	2.6
Reinsurance acquisition costs	8.7	9.6	8.6
General and administrative expenses	4.9	5.0	6.1
Non-underwriting expenses:
Interest expense	—	—	0.1
Total expenses	92.6	28.3	17.4
Net (loss) income and comprehensive (loss) income	$(43.2)	$14.3	$20.7

Loss and LAE ratio	171.6%	31.5%	6.9%
Acquisition cost ratio	19.0%	22.1%	22.4%
General and administrative expense ratio	10.7%	11.4%	16.0%
GAAP combined ratio	201.3%	65.0%	45.3%

Reinsurance Premiums Written and Earned

During 2017, 2016 and 2015 we wrote $46.1 million, $43.2 million and $38.6 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The increase in reinsurance premiums written in 2017, compared to 2016 and 2015 was primarily due to higher reinstatement premiums recorded on the retrocessional quota share agreement with Sompo International (the "Sompo International Quota Share Agreement") arising from the major loss events occurring in 2017 as compared to the prior years. Additionally, in comparison to 2015 higher premiums resulted from an increased proportion of our capital deployed to the Sompo International Quota Share Agreement. See "Reinsurance Premiums and Acquisition Costs" in Note 1 of the Notes to Consolidated Financial Statements.

During 2017, 2016 and 2015 we earned $46.0 million, $43.6 million and $38.3 million of reinsurance premiums, respectively. Our reinsurance premiums earned are primarily a function of the amount and timing of reinsurance premiums previously written.

Our reinsurance premiums written and earned during 2017, 2016 and 2015 included $4.7 million, $1.5 million and $0.3 million, respectively of reinstatement premiums.

Net Gain or Loss From Derivative Instruments

During 2017, our in-force derivative contracts included the 2017 Outward ILW Swaps, the 2016 Outward ILW Swaps and the 2016 Inward ILW Swap. During 2016, our in-force derivative contracts included the 2016 and 2015 Inward ILW Swaps and the 2016 Outward ILW Swap. During 2015, our in-force derivative contracts included the 2015 Inward ILW Swap and the 2015 Outward ILW Swap.

During the year ended December 31, 2017 we recognized $2.3 million of net gains from derivative instruments. During the years ended December 31, 2016 and 2015, we recognized $1.2 million and $0.2 million of net loss from derivative instruments, respectively. The increase in net gains from derivative instruments in 2017 compared to net losses recorded in 2016 and 2015 was due to a $4.7 million recovery that was triggered and settled on the 2017 Outward ILW Swaps resulting from the third quarter catastrophe events, partially offset lower gains recorded in income from the Inward ILW Swaps.

See Note 4 of the Notes to the Consolidated Financial Statements.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Loss and LAE incurred - current year	$77.9	$13.7	$3.2
Loss and LAE incurred - prior year	1.1	—	(0.6)
Total loss and LAE incurred	$79.0	$13.7	$2.6
Loss and LAE ratio	171.6%	31.5%	6.9%

 During 2017 we established $79.0 million of loss and LAE reserves for estimated losses incurred during the year primarily driven by the catastrophe events summarized in the following table together with reported attritional losses and incurred but not reported ("IBNR") reserves. The losses shown are net of an estimated $5.0 million recovery (separate from the $4.7 million ILW Swap recovery) associated with Hurricane Irma that the Company benefited from through the BW Retrocessional Agreement. In addition, during the year ended December 31, 2017, we recognized $1.1 million of net adverse loss and LAE reserve development for estimated losses incurred primarily during 2016. The prior year loss and LAE development we recognized during 2017 was the result of new or revised loss information received from our cedants in respect of multiple 2016 loss events.

During 2016 we established $13.7 million of losses and LAE, of loss and LAE reserves for estimated losses incurred during the year, primarily driven by the catastrophe events summarized in the following table, together with reported attritional losses and incurred but not reported ("IBNR") reserves.

During 2015, we established $2.6 million of losses and LAE reserves for estimated losses incurred during the year, reflected as a combination of case and IBNR reserves. There were no individually significant known loss events that impacted us during the 2015 period. In addition, during the year ended December 31, 2015, we recognized $0.6 million of net favorable loss and LAE reserve development for estimated losses incurred during 2014. The prior year loss and LAE development we recognized during 2015 was primarily the result of new or revised loss information received from our cedants.

Event Date	Event	Loss and loss adjustment expenses	Event Date	Event	Loss and loss adjustment expenses
	(U.S. dollars in millions)	Year Ended December 31, 2017		(U.S. dollars in millions)	Year Ended December 31, 2016
August 2017	Hurricane Harvey	$6.0	May 2016	Canadian wildfires	$2.6
September 2017	Hurricane Irma	36.6	October 2016	Hurricane Matthew	3.3
September 2017	Hurricane Maria	3.7		Other loss events (1)	3.8
October to December 2017	California Wildfires	2.5
September 2017	Aggregate & Second Event Losses Triggered By Catastrophe Events	21.2
		$70.0			$9.7

(1) Other loss events for the year ended December 31, 2016 included a Texas hailstorm, a Japanese earthquake, Netherlands hail events, Typhoon Meranti and a New Zealand earthquake for which the losses were individually below $1.0 million.

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

	Year Ended December 31,
($ in millions)	2017	2016	2015
Commissions, brokerage costs, fronting fees and other	$8.8	$8.1	$6.5
Profit commissions	(0.1)	1.5	2.1
Total reinsurance acquisition costs	$8.7	$9.6	$8.6
Reinsurance acquisition cost ratio	19.0%	22.1%	22.4%

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs in 2017 were higher than the costs incurred during 2016 and 2015, due to higher net premiums earned during the period. Our profit commissions incurred, which fluctuate based on our loss experience, were lower in 2017 compared to 2016 and 2015 as a result of the reduced profitability from the Sompo International Quota Share Agreement driven by the third quarter 2017 catastrophe events.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2017 , 2016 and 2015.

($ in millions)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Investment Management Agreement fees	$2.4	$2.7	$2.7
Administrative Services Agreement fees	0.6	0.6	0.6
Underwriting and Insurance Management Agreement fees	0.4	0.5	1.3
Credit Agreement structuring and facility fees	—	—	0.1
Public company expenses	1.5	1.2	1.4
Total general and administrative expenses	$4.9	$5.0	$6.1
General and administrative expense ratio	10.7%	11.4%	16.0%

See Note 11 of the Notes to Consolidated Financial Statements for detailed information regarding the nature of the expenses that we incur pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement.

The expenses we have incurred pursuant to the Investment Management Agreement and the Administrative Services Agreement have remained consistent in 2017, 2016 and 2015. During 2017 we incurred $0.4 million of performance fees pursuant to the Underwriting and Insurance Management Agreement compared to $0.5 million during 2016. In 2015 performance fees were higher due to the increased profitability of the Company.

Our public company expenses incurred during the years presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company. The modest increase in these expenses during the year ended December 31, 2017, versus those of 2016 and 2015, is due to higher corporate advisory expenses.

Income Taxes

We were not subject to income taxes in any jurisdiction during the periods presented.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its operating subsidiaries to pay its expenses and dividends to its shareholders and to repay any outstanding borrowings under the 2016 Credit Facility. There are restrictions imposed by the BMA on the payment of dividends to the Company from its operating subsidiaries as described below and in Note 10 of the Notes to Consolidated Financial Statements.

The primary sources of cash for the Company’s operating subsidiaries are capital contributions, premium collections, issuances of and net income from insurance-linked securities and reinsurance recoveries. The primary uses of cash for the Company’s operating subsidiaries are payments of loss and LAE, reinsurance acquisition costs, general and administrative expenses, including fees payable to the Manager, ceded reinsurance, purchases of and net losses from insurance-linked securities and dividends and distributions. As a result of the net loss recorded in 2017, until such time as Blue Capital Re extinguishes its retained deficit position, the payment of dividends are subject to return of capital restrictions. Blue Capital Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of Blue Capital Re’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital. As of December 31, 2017, Blue Capital Re could pay a dividend or return additional paid-in-capital totaling approximately $23.9 million (2016 - $45.9 million) without prior regulatory approval based upon Bermuda law and regulations.

As of December 31, 2017 and 2016, the Company held $6.0 million and $4.7 million of cash and cash equivalents of which: (i) $nil and $3.1 million, respectively, was pledged to trust accounts established for the benefit of third parties; and (ii) $6.0 million and $1.6 million represented unencumbered cash on hand, respectively.

On May 6, 2016, the Company entered into the 2016 Credit Facility with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Sompo International. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. The 2016 Credit Facility replaces the 2014 Credit Agreement (together the "Credit Agreements") and related Guarantee Agreement which expired on April 29, 2016. Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points. A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt. If the Company fails to comply with any of these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of December 31, 2017, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility.

As of December 31, 2017 and 2016, we had no outstanding borrowings under the 2016 Credit Facility.

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

During 2017, 2016 and 2015 we declared and paid quarterly cash dividends of $0.30 per Common Share and RSU during each of the first three quarters of the year. In addition, in the first quarter of 2017, 2016 and 2015, we declared a special dividend of $0.59, $1.24 and $0.66, respectively, per Common Share and RSU with respect to the 2016, 2015 and 2014 fiscal year. The total amount of dividends paid to holders of Common Shares and RSUs during 2017, 2016 and 2015 was $13.1 million, $18.8 million and $13.7 million, respectively.

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

Capital Resources

Our total shareholders’ equity (or total capital) was $127.1 million and $183.3 million at December 31, 2017 and 2016, respectively. The decrease in our total capital during the year ended December 31, 2017 was primarily the result of recording net loss of $43.2 million and declaring $13.1 million in dividends to holders of Common Shares and RSUs.

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

Collateral Requirements and Restrictions

Each of the reinsurance contracts that Blue Capital Re writes is required to be fully-collateralized by cash and cash equivalents or funds held by reinsurance companies. This collateral is not available to Blue Capital Re for any other purpose until the expiration of the applicable reinsurance contract (or, in the event of a covered loss, the resolution of such loss under the applicable contract). As a result of the significant losses incurred from the catastrophe events of 2017, in line with contractual requirements for buffer loss provisions in the treaties that the Company enters into, collateral that we would typically expect to be available at the key 2018 renewal dates will not be available for deployment. As of January 1, 2018 approximately 13% of projected shareholders' equity was unavailable for deployment as a result of buffer loss provision terms. We expect this locked up collateral will be released systematically through the course of 2018 and 2019.

Each industry loss warranty contract that Blue Capital Re ILS issues is required to be fully-collateralized by cash and cash equivalents. This collateral is not available to Blue Capital Re ILS for any other purpose until the expiration of the applicable industry loss warranty contract (or, in the event of a covered loss, the resolution of such loss under the contract).

Contractual Obligations and Commitments

The Company's contractual obligations as of December 31, 2017 are summarized as follows:

	Payments due by period
($ in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Loss and loss adjustment expense reserves	$43.4	$34.4	$7.1	$0.8	$1.1
Total	$43.4	$34.4	$7.1	$0.8	$1.1

The Company expects to fund the obligations noted in the table above from funds currently held as collateral.

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

As of December 31, 2017, our total shareholders’ equity was $127.1 million. Assuming that our average total shareholders’ equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $1.9 million per year pursuant to this agreement.

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

Since the Underwriting and Insurance Management Agreement is dependent on our future performance, we are unable to determine the amount of Performance Fees we would expect to pay the Manager in future periods pursuant to this agreement. During 2017, we have incurred $0.4 million in Performance Fees pursuant to this agreement.

As a result of the net loss recorded in the year ended December 31, 2017, management estimates that the Company will not pay a Performance Fee in 2018 or 2019 due to the rolling three year high water mark provision.

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

As of December 31, 2017, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $6.4 million.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at December 31, 2017 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Regulation and Capital Requirements

The Company and its subsidiaries are subject to regulation and capital requirements established by supervisors in multiple jurisdictions. See Note 10 of the Notes to Consolidated Financial Statements for detailed information concerning our regulatory and capital requirements.

Off-Balance Sheet Arrangements

As of December 31, 2017, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

($ in millions)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net cash provided by operations	$14.4	$30.4	$3.3
Net cash used in financing activities	(13.1)	(31.8)	(8.7)
Net increase (decrease) in cash and cash equivalents	1.3	(1.4)	(5.4)
Cash and cash equivalents, beginning of year	4.7	6.1	11.5
Cash and cash equivalents, end of year	$6.0	$4.7	$6.1

We experienced a net increase (decrease) in our cash and cash equivalents of $1.3 million, $(1.4) million and $(5.4) million during 2017, 2016 and 2015 respectively.

During the year ended December 31, 2017, our premium collections, net releases of cash and cash equivalents from trusts established by Blue Water Re and cash inflows from other operating activities exceeded our payments of general and administrative expenses by $14.4 million. We also paid $13.1 million in dividends to holders of Common Shares and RSUs.

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

During the year ended December 31, 2015, the modest increase in cash from operating activities was generated by net operating profits and the decrease in cash from financing activities was from the payment of dividends partially offset by increased borrowings under the Credit Agreement.

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

Our case reserve estimates are initially determined on the basis of loss reports we receive from our cedants. Our IBNR reserve estimates are determined using various actuarial methods as well as a combination of historical insurance industry loss experience, estimates of pricing adequacy trends and our professional judgment. The process we use to estimate our IBNR reserves involves projecting our estimated ultimate loss and LAE reserves and then subtracting paid claims and case reserves as notified by the ceding company, to arrive at our IBNR reserves. For the quota share business assumed by the Company, IBNR is generally determined using a variety of loss reserving methods based upon loss reporting patterns, initial expected loss ratios, information provided by ceding companies and brokers, and judgment.

Most of our direct and fronted reinsurance contracts are comprised of business that has both a low frequency of claims occurrence and a high potential severity of loss, primarily from claims arising from natural and man-made catastrophes. Given the high-severity, low-frequency nature of these events, the losses typically generated therefrom do not lend themselves to traditional actuarial reserving methods, such as statistical calculations of a range of estimates surrounding the best point estimate of our loss and LAE reserves. Therefore, our reserving approach for these types of coverages is to estimate the ultimate cost associated with a single loss event rather than to analyze the historical development patterns of past losses as a means of estimating ultimate losses for an entire accident year. We estimate our reserves for these large events on a contract-by-contract basis by means of a review of policies with known or potential exposure to a particular loss event.

The two primary bases we use for estimating the ultimate loss associated with a large event are: (i) actual and precautionary claims advice received from the cedant; and (ii) the nature and extent of the impact the event is estimated to have on the industry as a whole and the affected underlying contracts. Immediately after a loss event, the estimated industry market loss is the primary driver of our ultimate loss from such event. In order to estimate the nature and extent of the event, we rely on output provided by commercially available catastrophe models, as well as proprietary models developed by Sompo International and utilized by the Manager. The exposure of each cedant potentially affected by the event is analyzed on the basis of this output. As the amount of information received from cedants increases during the period following an event, so does our reliance on this information.

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

The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in our ultimate paid loss and LAE amounts being significantly greater or less than the loss and LAE reserves we initially established. Estimated ultimate losses for Hurricane Harvey, Hurricane Matthew, Hurricane Maria, and the California fires which occurred in the latter half of 2017 are subject to particularly high uncertainty, as the large magnitude and recent occurrence of these events make damages particularly difficult to assess. In addition, there is a great deal of uncertainty regarding the extent to which judicial and regulatory rulings will cause uncovered perils, such as flood, to be covered by the ceding companies, which further increases the uncertainty around the ultimate loss estimates. Any adjustments to our loss and LAE reserves are reflected in our financial results during the period in which they are determined.

We have determined that our best estimates for our gross and net loss and LAE reserves at December 31, 2017 and 2016 were $43.4 million and $11.1 million respectively. The following table summarizes the composition of these reserves at December 31, 2017 and 2016:

	December 31,
($ in millions)	2017	2016
Gross and net IBNR	$17.1	$2.8
Gross and net Case Reserves	26.3	8.3
Gross and net unpaid loss and LAE reserves	$43.4	$11.1

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

Some of our reinsurance contracts may include contract terms that require an automatic reinstatement of coverage in the event of a loss. Reinstatement premiums are fully earned or expensed as applicable when a triggering loss event occurs and losses are recorded. We record reinstatement premiums on a basis consistent with our estimates of losses and LAE. During 2017, 2016 and 2015 we recorded net written and earned reinstatement premiums totaling $4.7 million, $1.5 million and $0.3 million, respectively.

We routinely review the creditworthiness of our cedants on the basis of our market knowledge, the cedant’s current financial strength ratings, the timeliness of cedants’ past payments and the status of current balances owing. Based on our reviews, we have determined that we did not require an allowance for uncollectible reinsurance premiums receivable as of 2017 and 2016.

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

Natural Catastrophe Risk

We have exposure to natural catastrophes around the world. We manage our exposure to catastrophes using a combination of industry third-party models, Sompo International's and our Manager's proprietary models, underwriting judgment and purchases of outwards reinsurance and/or derivative instruments.

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

We hold cash equivalents consisting of prime money market funds that are highly liquid and have a very high credit quality. Therefore, we would expect that our exposure to the loss of principal for such investments resulting from issuer credit difficulties to be both: (i) remote; and (ii) significantly less than that of an entity that holds fixed income investments with a longer duration and a lower credit quality.

In the event of the insolvency of the institutions, including banks, custodians and other counterparties such as Blue Water Re, with which we do business, or to which our assets have been entrusted, we may be temporarily or permanently deprived of the assets held by or entrusted to that institution, which may affect our performance.

We underwrite reinsurance business through third party brokers. Credit risk exists to the extent that one or more of these brokers are unable to fulfill their contractual obligations to us. For example, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to us for those amounts, whether or not we have actually received them. Additionally, we are required to pay amounts owed on claims under policies to brokers, and these brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we might remain liable to the ceding company for the deficiency. In addition, we have credit exposure to Sompo International and its brokers or to other third-parties through any fronting agreements into which we may enter.

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

Item 8.               Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 75 of this report.

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
Management assessed the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2017, the Company maintained effective internal control over financial reporting.

This Annual Report on Form 10-K does not include an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley due to provisions contained in the JOBS Act that, among other things, reduce certain reporting requirements for emerging growth companies.

There have been no changes in our internal controls over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is reported under the captions "Directors, Executive Officers and Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s 2018 Proxy Statement and incorporated herein by reference.

The Company’s Code of Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.bcapre.bm. The Company’s Code of Conduct and Ethics is also available in print free of charge to any shareholder upon request.

The procedures for shareholders to nominate directors are reported under the caption "The Board and Committees - Shareholder Recommendations" in the Company’s 2018 Proxy Statement incorporated herein by reference.

Item 11.        Executive Compensation

The information called for by Item 11 is reported under the caption "Executive Compensation" in the Company’s 2018 Proxy Statement and incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 is reported under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Company’s 2018 Proxy Statement and incorporated herein by reference and included under "Securities Authorized for Issuance Under Equity Compensation Plans" contained in Item 5 herein.

Item 13.        Certain Relationships and Related Transactions and Director Independence

The information called for by Item 13 is reported under the captions "Certain Relationships and Related Transactions" and "The Board and Committees" in the Company’s 2018 Proxy Statement and incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

The information called for by Item 14 is reported under the caption "Appointment of Independent Auditor" in the Company’s 2018 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)                   Documents Filed as Part of the Report

The consolidated financial statements, financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 75 of this report. A listing of all exhibits filed as part of the report appears on pages 71 through 73 of this report.

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

10.8
Form of 2014 Director Restricted Share Unit Award Agreement under the Company’s 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2014). (**)

10.9
Form of 2015-2017 Restricted Share Unit Award Agreement under the 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 30, 2015). (**)

10.10
Credit Agreement dated as of May 2, 2014, among the Company (as Borrower), the Guarantors party thereto (as Guarantors), Royal Bank of Canada (as Administrative Agent), RBC Capital Markets (as Arranger) and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 5, 2014).

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

10.16
Letter dated September 27, 2017 by and among Michael McGuire, Sompo International and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 29, 2017). (**)

10.17
Letter dated September 27, 2017 by and among John V. Del Col, Sompo International and the Company (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on September 29, 2017). (**)

10.18	Letter dated December 23, 2015 by and among Adam Szakmary, Endurance and the Company (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on December 23, 2015). (**)

11	Computation of Per Share Earnings (included in Note 6 of the Notes to Consolidated Financial Statements). (*)

21	Subsidiaries of the Registrant. (*)

23.1	Consent of Ernst & Young Ltd. (*)

** Indicates a management contract or compensatory plan or arrangement

Exhibit Number	Description of Document
24	Power of Attorney (included as part of Signatures page.) (*)

31.1	Certification of Michael McGuire, CEO of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Greg A Garside, CFO of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of Michael McGuire and Greg A Garside, CEO and CFO, respectively, of the Company, pursuant to 18 U.S.C. Section 1350. (*)

101
The following materials from the Company’s Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for each of the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2017, 2016 and 2015; and (iv) the Notes to the Consolidated Financial Statements. (*)

(c)                   Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 75 of this report.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

Date:	February 23, 2018	By:	/s/ GREG A. GARSIDE
Greg A. Garside
Chief Financial Officer

Power of Attorney

KNOW ALL MEN by these presents, that the undersigned does hereby make, constitute and appoint Michael J. McGuire, Greg A. Garside and Allison D. Kiene and each of them, as true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution, resubstitution and revocation, for and in the name, place and stead of the undersigned, to execute and deliver the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and any and all amendments thereto; such Form 10-K and each such amendment to be in such form and to contain such terms and provisions as said attorney or substitute shall deem necessary or desirable; giving and granting unto said attorney, or to such person or persons as in any case may be appointed pursuant to the power of substitution herein given, full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or, in the opinion of said attorney or substitute, able to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney or such substitute shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 23rd day of February, 2018.

Signature	Title

/s/ MICHAEL J. MCGUIRE	President, Chief Executive Officer and Chairman
Michael J. McGuire	(Principal Executive Officer)

/s/ GREG A. GARSIDE	Chief Financial Officer
Greg A. Garside	(Principal Financial Officer and Principal Accounting Officer)

/s/ D. ANDREW COOK	Director
D. Andrew Cook

/s/ JOHN V. DEL COL	Director
John V. Del Col

/s/ ERIC LEMIEUX	Director
Eric Lemieux

/s/ JOHN R. WEALE	Director
John R. Weale

Index to Consolidated Financial Statements and Financial Statement Schedules

Form
10-K
page(s)

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm		F-1

Consolidated Balance Sheets as of December 31, 2017 and 2016		F-2

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the Year Ended December 31, 2017, 2016 and 2015		F-3

Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2017, 2016 and 2015		F-4

Consolidated Statements of Cash Flows for the Year Ended December 31, 2017, 2016 and 2015		F-5

Notes to Consolidated Financial Statements		F-6

Other Financial Information:

Management’s Responsibility For Financial Statements		F-22

Selected Quarterly Financial Data (unaudited)		F-23

Financial Statement Schedules:

	Report of Independent Registered Public Accounting Firm	FS-1

I.	Summary of Investments - Other than Investments in Related Parties	*

II.	Condensed Financial Information of the Registrant	FS-2

III.	Supplementary Insurance Information	FS-4

IV.	Reinsurance	FS-5

V.	Valuation and Qualifying Accounts	*

VI.	Supplemental Information Concerning Property and Casualty Insurance Operations	*

*                 Not required to be filed in accordance with Rule 7-05 of Regulation S-X.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Blue Capital Reinsurance Holdings Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Capital Reinsurance Holdings Ltd. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of (loss) income and comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young Ltd.

We have served as the Company's auditor since 2015.

Hamilton, Bermuda
February 23, 2018

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2017	2016
Assets
Cash and cash equivalents	$6.0	$4.7
Reinsurance premiums receivable	11.1	7.7
Deferred reinsurance acquisition costs	0.1	0.1
Funds held by ceding companies	164.8	191.4
Other assets	0.2	0.8
Total Assets	$182.2	$204.7
Liabilities
Loss and loss adjustment expense reserves	$43.4	$11.1
Unearned reinsurance premiums	1.0	0.9
Reinsurance balances payable	10.1	7.1
Other liabilities (See Note 11)	0.6	2.3
Total Liabilities	55.1	21.4
Commitments and Contingent Liabilities (See Note 12)	—	—
Shareholders’ Equity
Common Shares at $1.00 par value per share - 100,000,000 shares authorized; 8,761,229 (2016: 8,756,071) shares issued and outstanding	8.8	8.8
Additional paid-in capital	165.6	165.5
Retained (deficit) earnings	(47.3)	9.0
Total Shareholders’ Equity	127.1	183.3
Total Liabilities and Shareholders’ Equity	$182.2	$204.7

See Notes to Consolidated Financial Statements, including Note 11, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

	Year Ended	Year Ended	Year ended
(In millions of U.S. dollars, except per share amounts)	December 31, 2017	December 31, 2016	December 31, 2015
Revenues
Reinsurance premiums written	$46.1	$43.2	$38.6
Change in net unearned reinsurance premiums	(0.1)	0.4	(0.3)
Net reinsurance premiums earned	46.0	43.6	38.3
Net gain (loss) from derivative instruments	2.3	(1.2)	(0.2)
Net investment income	1.1	0.2	—
Total revenues	49.4	42.6	38.1
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	79.0	13.7	2.6
Reinsurance acquisition costs	8.7	9.6	8.6
General and administrative expenses	4.9	5.0	6.1
Non-underwriting expenses:
Interest expenses	—	—	0.1
Total expenses	92.6	28.3	17.4
Net (loss) income and comprehensive (loss) income	$(43.2)	$14.3	$20.7
Per share data:
Basic and diluted (loss) earnings per Common Share	$(4.94)	$1.63	$2.36
Dividends declared per Common Share and RSU	$1.49	$2.14	$1.56

See Notes to Consolidated Financial Statements, including Note 11, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total shareholders’ equity	Common Shares at par value	Additional paid-in capital	Retained (deficit) earnings
(In millions of U.S. dollars)
Balance at January 1, 2015	$180.5	$8.8	$165.2	$6.5
Net income	20.7	—	—	20.7
Expense recognized for RSUs	0.1	—	0.1	—
Dividends declared - Common Shares and RSUs	(13.7)	—	—	(13.7)
Balance at December 31, 2015	187.6	8.8	165.3	13.5
Net income	14.3	—	—	14.3
Expense recognized for RSUs	0.2	—	0.2	—
Dividends declared - Common Shares and RSUs	(18.8)	—	—	(18.8)
Balance at December 31, 2016	183.3	8.8	165.5	9.0
Net loss	(43.2)	—	—	(43.2)
Expense recognized for RSUs	0.1	—	0.1	—
Dividends declared - Common Shares and RSUs	(13.1)	—	—	(13.1)
Balance at December 31, 2017	$127.1	$8.8	$165.6	$(47.3)

See Notes to Consolidated Financial Statements, including Note 11, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
(In millions of U.S. dollars)	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows provided by operations:
Net (loss) income	$(43.2)	$14.3	$20.7
Charges to reconcile net (loss) income to net cash provided by operations:
Expense recognized for RSUs	0.1	0.2	0.1
Net change in:
Loss and loss adjustment expense reserves	32.3	7.1	(3.9)
Unearned reinsurance premiums	0.1	(0.4)	0.2
Reinsurance balances payable	3.0	(0.5)	4.8
Deferred reinsurance acquisition costs	—	—	—
Reinsurance premiums receivable	(3.4)	8.2	(10.0)
Funds held by ceding companies	26.6	3.9	(11.7)
Other liabilities	(1.7)	(1.8)	3.1
Other assets	0.6	(0.6)	—
Net cash and cash equivalents provided by operations	14.4	30.4	3.3
Net cash and cash equivalents used in investing activities	—	—	—
Cash flows used in financing activities:
Dividends paid - Common Shares and RSUs	(13.1)	(18.8)	(13.7)
Borrowings under the Credit Agreements	—	—	9.0
Repayment of borrowings under the Credit Agreements	—	(13.0)	(4.0)
Net cash and cash equivalents used in financing activities	(13.1)	(31.8)	(8.7)
Net increase (decrease) in cash and cash equivalents during the period	1.3	(1.4)	(5.4)
Cash and cash equivalents - beginning of period	4.7	6.1	11.5
Cash and cash equivalents - end of period	$6.0	$4.7	$6.1

See Notes to Consolidated Financial Statements, including Note 11, which describes certain related party transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 1.          Summary of Significant Accounting Policies

Basis of Presentation and Overview

Blue Capital Reinsurance Holdings Ltd. (the "Company" or the "Registrant") is a Bermuda exempted limited liability company that, through its subsidiaries (collectively "Blue Capital"), provides collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. The Company was incorporated under the laws of Bermuda on June 24, 2013, commenced operations on November 12, 2013. The Company’s headquarters and principal executive offices are located at Waterloo House, 100 Pitts Bay Road, Pembroke, Bermuda HM 08, which is also our registered office.

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

The Company’s Common Shares trade on the New York Stock Exchange under the symbol "BCRH" and on the Bermuda Stock Exchange under the symbol "BCRH.BH."

Pursuant to a Stock and Asset Purchase and Sale Agreement by and between Sompo International and Endurance Specialty Holdings Ltd. ("Endurance"), dated September 27, 2017, Sompo International purchased substantially all the assets and liabilities of Endurance. As a result, Sompo International together with its wholly owned subsidiary, Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), owned 33.2% of the Company's outstanding Common Shares. Sompo Holdings, Inc. is the ultimate beneficial owner of 33.2% of the Company's outstanding Common Shares through its ownership of Sompo International.

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

NOTE 1.          Summary of Significant Accounting Policies, cont'd

Through each of the following roles and relationships, Blue Capital leverages Sompo International’s reinsurance underwriting expertise and infrastructure to conduct its business: (i) Blue Capital Management Ltd. (the "Manager"), a wholly-owned subsidiary of Sompo International, manages Blue Capital Re’s and Blue Capital Re ILS’ reinsurance underwriting decisions; (ii) Blue Water Re Ltd., Sompo International’s wholly-owned special purpose insurance and reinsurance vehicle, is a significant source of reinsurance business for Blue Capital Re; and (iii) certain employees of Sompo International also serve as the Company’s Chief Executive Officer (the "CEO"), the Company’s Chief Financial Officer (the "CFO"), and as two of the Company’s five directors, including the role of Chairman of the Board.

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

Cash and Cash Equivalents

Blue Capital’s cash and cash equivalents of $6.0 million and $4.7 million at December 31, 2017 and 2016, respectively, consist of cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. For all periods presented, the amortized cost of each of Blue Capital’s cash equivalents approximated their fair value.

Amounts Held in Trust for the Benefit of Ceding Companies

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

As of December 31, 2017, Blue Capital had pledged none of its cash and cash equivalents to trust accounts established for the benefit of third parties. As of December 31, 2016, Blue Capital Re and Blue Capital Re ILS had collectively pledged $3.1 million of their cash and cash equivalents to trust accounts established for the benefit of third parties. These amounts are presented on the Company’s Consolidated Balance Sheets as "cash and cash equivalents."

As of December 31, 2017 and 2016, Blue Capital had transferred $164.8 million and $191.4 million of its cash and cash equivalents to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement (see below). These amounts are presented on the Company’s Consolidated Balance Sheets as "funds held by ceding companies."

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

Reinsurance premiums receivable are recorded at amounts due less any provision for doubtful accounts. As of December 31, 2017 and 2016, Blue Capital Re did not require a provision for doubtful accounts.

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

Profit commissions incurred are included in reinsurance acquisition costs within the Company’s Consolidated Statement of (Loss) Income and Comprehensive (Loss) Income. Accrued profit commissions payable are included in reinsurance balances payable within the Company’s Consolidated Balance Sheets.

Reinsurance Balances Payable

Reinsurance balances payable consist of: (i) losses and LAE that have been approved for payment; and (ii) profit commissions payable.

As of December 31, 2017 and 2016, Blue Capital Re had reinsurance balances payable of $10.1 million and $7.1 million, respectively.

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

As of December 31, 2017, Blue Capital Re has never purchased any reinsurance.

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
The Company participates in derivative instruments in the form of industry loss warranty swaps as a way to access or hedge certain risks. Derivatives are recorded at fair value with changes in fair value and any gains or losses recognized in net gain (loss) from derivative instruments in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

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

NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re’s loss and LAE reserve movements for the years ended December 31, 2017, 2016 and 2015:

	Year Ended	Year Ended	Year Ended
($ in millions)	December 31, 2017	December 31, 2016	December 31, 2015
Gross and net unpaid loss and LAE reserves - beginning	$11.1	$4.0	$7.9
Losses and LAE incurred:
Current year losses	77.9	13.7	3.2
Prior year losses	1.1	—	(0.6)
Total incurred losses and LAE	79.0	13.7	2.6
Losses and LAE paid and approved for payment:
Current year losses	(40.4)	(4.7)	(1.2)
Prior year losses	(6.3)	(1.9)	(5.3)
Total losses and LAE paid and approved for payment	(46.7)	(6.6)	(6.5)
Gross and net unpaid loss and LAE reserves - ending	$43.4	$11.1	$4.0

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

The uncertainties inherent in the reserving process and potential delays by cedants and brokers in the reporting of loss information, together with the potential for unforeseen adverse developments, may result in loss and LAE reserves ultimately being significantly greater or less than the reserve provided at the end of any given reporting period. The degree of uncertainty is further increased when a significant loss event takes place near the end of a reporting period. Estimated ultimate losses for Hurricane Harvey, Hurricane Matthew, Hurricane Maria, and the California fires which occurred in the latter half of 2017 are subject to particularly high uncertainty, as the large magnitude and recent occurrence of these events make damages particularly difficult to assess. In addition, there is a great deal of uncertainty regarding the extent to which judicial and regulatory rulings will cause uncovered perils, such as flood, to be covered by the ceding companies, which further increases the uncertainty around the ultimate loss estimates. Loss and LAE reserve estimates are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

Blue Capital Re’s reserving process is highly dependent on loss information received from its cedants and the Manager.

During 2017, Blue Capital Re’s estimated ultimate loss for prior accident period accident years was increased by $1.1 million due to the emergence of claims in excess of amounts previously estimated on a number of events occurring in 2016, partially offset by a reduction in loss estimates for 2014 and 2015 accident years. During 2015 Blue Capital Re’s estimated ultimate loss for prior accident period accident years was decreased by $0.6 million due to claims being settled for less than previously estimated.

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

NOTE 2.          Loss and LAE Reserve Movements, cont'd

Claims Development Tables

The following tables show the development of the reserve for losses and LAE by accident year at December 31, 2017. Information presented for the years ended December 31, 2016, 2015 and 2014 is required supplementary information and is unaudited.

	Incurred losses and allocated LAE
	For the years ended December 31,
Accident year	2014	2015	2016	2017
2014	$17.1	$16.5	$16.5	$16.0
2015	—	3.2	3.2	2.9
2016	—	—	13.7	15.6
2017	—	—	—	77.9
Total				$112.4

	Cumulative paid losses and allocated LAE
	For the years ended December 31,
Accident year	2014	2015	2016	2017
2014	$9.2	$14.5	$15.5	$15.7
2015	—	1.2	2.1	2.7
2016	—	—	4.7	10.2
2017	—	—	—	40.4
Total				$69.0

Total loss and LAE reserves at December 31, 2017				$43.4

IBNR Reserves and Claims Frequency

The following table shows Blue Capital Re's incurred losses and LAE, IBNR reserves and cumulative number of reported claims by accident year as of December 31, 2017. A claim is defined as a reported loss from a cedant on an excess-of-loss reinsurance contract arising from a loss event for which the Company records a paid loss or case reserve. The claim frequency data excludes reported claim activity from pro-rata reinsurance contracts where losses are reported to the Company through periodic accounts and it is therefore impracticable to determine the frequency of reported claims.

As of December 31, 2017
Accident Year	Incurred losses and allocated loss adjustment expenses	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	(U.S dollars in millions)
2014	$16.0	$0.2	6
2015	2.9	0.1	4
2016	15.6	1.3	10
2017	77.9	15.5	56

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
For the year ended December 31, 2017, as part of the Company's periodic review of key inputs and parameters it uses to establish its reserve for losses and LAE and in order to recognize accumulated historical experience and other relevant industry information, the Company made minor adjustments to the loss reporting patterns used. For the year ended December 31, 2017, the Company did not materially alter initial expected loss ratios for business related to prior years for the reinsurance reserve categories as the variances in reported losses in 2016 for those reserve categories were within the range of possible results anticipated by the Company. There have been no other significant changes to methodologies and assumptions.

Claims Duration

The following table shows the historical average annual percentage payout of incurred claims for Blue Capital Re, by age as of December 31, 2017. This information is presented as required supplemental information and is unaudited.

Average annual percentage payout of incurred claims by age
Year 1	Year 2	Year 3	Year 4
45.3%	33.6%	10.8%	1.3%

NOTE 3.          Written and Earned Reinsurance Premiums

Written premiums represent business bound from ceding companies and net earned premiums represent the portion of net premiums written (gross premiums written less any ceded reinsurance) which is recognized as revenue over the period of time that coverage is provided. See Note 1.

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

NOTE 3.          Written and Earned Reinsurance Premiums, cont'd

The following table sets forth a breakdown of Blue Capital’s gross reinsurance premiums written by geographic area of risks insured for the years ended December 31, 2017, 2016 and 2015:

	Year Ended		Year Ended		Year Ended
($ in millions)	December 31, 2017		December 31, 2016		December 31, 2015
Worldwide (1)	$36.3	78%	$34.8	81%	$24.1	62%
USA:
Nationwide	2.1	4%	3.4	8%	5.6	15%
Florida	4.9	10%	2.8	6%	2.4	6%
Gulf region	0.7	2%	0.8	2%	1.7	4%
California	0.3	1%	0.4	1%	0.7	2%
Midwest region and other	0.3	1%	0.4	1%	0.6	2%
Northeast	0.3	1%	—	—%	—	—%
Mid-Atlantic region	0.3	1%	0.4	1%	0.4	1%
Worldwide, excluding U.S.(2)	0.9	2%	0.2	—%	3.1	8%
Total gross premiums written	$46.1	100%	$43.2	100%	$38.6	100%

(1)   "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.
(2)   "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

The following table sets forth a breakdown of Blue Capital’s net reinsurance premiums earned by geographic area of risks insured for the years ended December 31, 2017, 2016 and 2015:

	Year Ended		Year Ended		Year Ended
($ in millions)	December 31, 2017		December 31, 2016		December 31, 2015
Worldwide (1)	$35.8	77%	$35.0	80%	$24.1	63%
USA:
Nationwide	2.1	4%	3.5	8%	5.6	15%
Florida	5.4	11%	2.6	6%	2.3	6%
Gulf region	0.7	2%	0.8	2%	1.8	5%
California	0.3	1%	0.4	1%	0.7	2%
Midwest region and other	0.3	1%	0.4	1%	0.6	1%
Northeast	0.2	1%	—	—%	—	—%
Mid-Atlantic region	0.3	1%	0.4	1%	0.4	1%
Worldwide, excluding U.S.(2)	0.9	2%	0.5	1%	2.8	7%
Total net premiums earned	$46.0	100%	$43.6	100%	$38.3	100%

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

NOTE 4.          Derivative Instruments, cont'd

Blue Capital Re ILS's maximum payment obligation under the 2016 Inward ILW Swap was $2.7 million. During the term of the 2016 Inward ILW Swap, there was no industry loss event occurring that would have triggered a payment obligation.

 In February 2015, Blue Capital Re ILS entered into an inward ILW swap (the "2015 Inward ILW Swap") with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured. In return for a fixed payment received of $0.6 million, Blue Capital Re ILS was required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from February 2015 to February 2016. Blue Capital Re ILS’ maximum payment obligation under the 2015 Inward ILW Swap was $5.2 million. During the term of the 2015 Inward ILW Swap, there was no industry loss event occurring that would have triggered a payment obligation under the 2015 Inward ILW Swap.

The Inward ILW Swaps are valued on the basis of models developed by the Manager, which represent unobservable (Level 3) inputs. As of December 31, 2016, the fair value of the Inward ILW Swaps was less than $0.1 million, and was recorded as an "other liability" on the Company's December 31, 2016 Consolidated Balance Sheet.

During the years ended December 31, 2017, 2016 and 2015, Blue Capital Re ILS recognized a gain from derivative instruments of less than $0.1 million, $0.3 million and $0.5 million, respectively, pursuant to the Inward ILW Swaps.

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

As a result of catastrophe events occurring during 2017, a recovery was triggered on the 2017 Outward ILW Swaps resulting in the settlement of $4.7 million to Blue Capital Re ILS.

The 2017 Outward ILW Swaps are valued on the basis of modeling developed by the Manager, which represents unobservable (Level 3) inputs. As of December 31, 2017, the fair value of the 2017 Outward ILW Swaps was nil.

In April 2016, Blue Capital Re ILS entered into various outward ILW swaps (the “2016 Outward ILW Swaps”) with third parties in order to purchase protection against natural catastrophes across multiple geographic zones from April 2016 to April 2017. In return for fixed payments totaling $2.0 million, Blue Capital Re ILS was entitled to receive floating payments in the event of certain losses incurred by the insurance industry as a whole. The maximum aggregate recovery to Blue Capital Re ILS from the 2016 Outward ILW Swaps was $9.0 million. At expiry, there were no industry loss events occurring which would have triggered a recovery under the 2016 Outward ILW Swaps.

The 2016 Outward ILW Swaps were valued on the basis of modeling developed by the Manager, which represents unobservable (Level 3) inputs. As of December 31, 2016, the fair value of the 2016 Outward ILW Swaps was $0.5 million, and was recorded as an "other asset" on the Company's December 31, 2016 Consolidated Balance Sheet.

In June 2015, Blue Capital Re ILS entered into an outward ILW swap (the "2015 Outward ILW Swap") with a third-party in order to purchase protection against U.S. wind exposures from June 2015 to December 2015. In return for a fixed payment made of $0.7 million, Blue Capital Re ILS was entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Blue Capital Re ILS under the 2015 Outward ILW Swap was $3.7 million. During the term of the 2015 Outward ILW Swap, there was no industry loss event occurring which would have triggered a recovery under the 2015 Outward ILW Swap.

During the years ended December 31, 2017, 2016 and 2015, Blue Capital Re ILS recognized a gain (loss) from derivative instruments of $2.3 million, $(1.5) million and $(0.7) million, respectively, pursuant to the Outward ILW Swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 5.   Shareholders’ Equity

Common Shares

The Company’s share capital consists of Common Shares with a $1.00 par value per share. Holders of Common Shares are entitled to one vote for each share held, subject to any voting limitations imposed by the Company’s Bye-Laws. As of December 31, 2017 and 2016, the Company had 8,761,229 and 8,756,071 Common Shares outstanding, respectively.

During 2017 and 2016, the Company issued a total of 5,158 and 3,736 Common Shares, respectively, in satisfaction of vested restricted share unit ("RSU") obligations. See Note 8.

Dividends to Holders of Common Shares and RSUs

The Company declared and paid quarterly cash dividends of $0.30 per Common Share and RSU during each of the first three quarters of the year ended December 31, 2017, 2016 and 2015. In addition, in February 2017, 2016 and 2015, the Company declared special dividends with respect to its 2016, 2015 and 2014 Distributable Income of $0.59, $1.24 and $0.66 respectively, per Common Share and RSU. The total amount of such dividends declared and paid during 2017, 2016 and 2015 was $13.1 million, $18.8 million and $13.7 million, respectively.

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

Common Share Repurchase Authorization

As of December 31, 2017, the Company had no Common Share repurchase authorization as part of publicly announced plans or programs.

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

The following table outlines the Company’s computation of its basic and diluted (loss) earnings per Common Share for the years ended December 31, 2017, 2016 and 2015:

($ in millions)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net (loss) income	$(43.2)	$14.3	$20.7
Less: net earnings allocated to participating securities (1)	—	—	—
Earnings per Common Share numerator	$(43.2)	$14.3	$20.7
Average Common Shares outstanding (in thousands of shares)	8,759	8,754	8,751
Basic and diluted (loss) earnings per Common Share	$(4.94)	$1.63	$2.36

(1)   For all periods presented, the net earnings allocated to participating securities totaled less than $0.1 million. There were no earnings allocated to participating securities in 2017 since the Company incurred a net loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 7.          Credit Facility

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Sompo International. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. The 2016 Credit Facility replaced the 2014 Credit Agreement and related Guarantee Agreement which expired on April 29, 2016. Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points. A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt. If the Company fails to comply with any of these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of December 31, 2017, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility.

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

The 2014 Credit Agreement, which expired on April 29, 2016, contained covenants that limited the Company’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. The 2014 Credit Agreement also contained covenants that required: (i) the Company to maintain a debt to total capitalization ratio of less than or equal to 22.5%; (ii) the Company to maintain a consolidated tangible net worth of no less than 70% of its consolidated tangible net worth as of May 2, 2014 (the original closing date of the Credit Agreement); (iii) Endurance to maintain a debt to total capitalization ratio of less than 35.0%; (iv) Endurance to maintain a consolidated tangible net worth of no less than $1.8 billion; and (v) each of Endurance’s regulated insurance subsidiaries that had a claims paying rating from A.M. Best to maintain a rating of at least "B++." If the Company or Endurance failed to comply with any of these covenants, the lender could have revoked the facility and exercised remedies against the Company or Endurance.

As of December 31, 2017 and 2016, the Company had no outstanding borrowings under the Credit Agreements.

During the years ended December 31, 2017, 2016 and 2015, the Company paid interest on its borrowings under the Credit Agreements of nil, less than $0.1 million and $0.1 million, respectively.

During the years ended December 31, 2017, 2016 and 2015, the Company incurred nil, less than $0.1 million and $0.1 million, respectively, in facility and structuring fees in connection with the Credit Agreement. These fees are included within ''general and administrative expenses'' in the Company's Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

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

During 2017, the Company awarded a total of 6,540 RSUs (2016: 7,095) to its directors. The RSUs earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the RSUs was $0.1 million (2016: $0.1 million). In determining the grant date fair value associated with the RSUs, the Company assumed a forfeiture rate of zero. The forfeiture assumption associated with the RSUs may be adjusted, if necessary, based on future experience.

During 2017, 5,158 (2016 - 3,736) of the RSUs vested. The fair value of the vesting RSUs was $0.1 million (2016 - $0.1 million). See Note 5.

During 2017, 2,352 RSUs were forfeited (2016 - nil).

During the years ended December 31, 2017, 2016 and 2015, the Company recognized $0.1 million, $0.2 million and $0.1 million of RSU expense, respectively. The Company expects to incur future RSU expense associated with its currently outstanding RSUs of less than $0.1 million during each of 2018, 2019 and 2020.

As of December 31, 2017 and 2016, there were 12,188 and 13,158 RSUs outstanding under the 2013 LTIP, respectively.

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

The Insurance Act also limits the maximum amount of annual dividends and distributions that may be paid by Blue Capital Re. As a result of the net loss recorded in 2017, until such time as Blue Capital Re extinguishes its retained deficit position, the payment of dividends are subject to return of capital restrictions. Blue Capital Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of Blue Capital Re’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital. Annual distributions that would result in a reduction of Blue Capital Re’s prior year-end balance of combined statutory capital and surplus by more than 25% requires the approval of the BMA.

With respect to the years ended December 31, 2017 and 2016, Blue Capital Re had the ability to pay dividends of up to $23.9 million and $45.9 million to its parent without BMA approval.

The Insurance Act further provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities. Blue Capital Re exceeded its minimum liquidity requirements at December 31, 2017 and 2016 by $141.9 million and $189.7 million, respectively.

Blue Capital Re’s 2017, 2016 and 2015 statutory net (loss) income was $(38.5) million, $19.1 million and $26.6 million, respectively. Blue Capital Re's statutory capital and surplus at December 31, 2017 and 2016 was $126.7 million and $183.5 million, respectively.

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

NOTE 11.   Related Party Transactions

Through each of the following roles and relationships, Blue Capital leverages Sompo International's reinsurance underwriting expertise and infrastructure to conduct its business: (i) the Manager, a wholly-owned subsidiary of Sompo International, manages Blue Capital Re’s and Blue Capital Re ILS’ reinsurance underwriting decisions; (ii) Blue Water Re is a significant source of reinsurance business for Blue Capital Re; (iii) Sompo International's Chief Financial Officer is the Manager’s Chief Executive Officer and serves as the Company's Chairman of the Board and CEO; and (iv) the Manager's Treasurer serves as the Company’s CFO.

All of the compensation that employees of Sompo International are entitled to as directors of the Company is assigned directly to Sompo International.

As of December 31, 2017, Sompo International owned 33.2% of the Company’s outstanding Common Shares.

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

 NOTE 11.   Related Party Transactions, Cont'd

Pursuant to the BW Retrocessional Agreement, Blue Capital Re may participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Sompo International or other third-party reinsurers, which provides it with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Endurance or other well capitalized third-party rated reinsurers, which allows Blue Capital Re to transact business with counterparties who prefer to enter into contracts with rated reinsurers.

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

Fees Incurred Pursuant to the Aforementioned Agreements

 During the year ended December 31, 2017, the Company incurred general and administrative expenses of $2.4 million pursuant to the Investment Management Agreement, $0.6 million pursuant to the Administrative Services Agreement and $0.4 million pursuant to the Underwriting and Insurance Management Agreement.

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

During each of the years ended December 31, 2017, 2016 and 2015, the Company incurred fees of nil, less than $0.1 million and less than $0.1 million pursuant to Endurance's guarantee of the Company’s obligations with respect to the 2014 Credit Agreement. See Note 7.

As of December 31, 2017 and 2016, the Company owed Sompo International $0.7 million and $1.8 million for the services performed pursuant to the aforementioned agreements, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 12.  Commitments and Contingent Liabilities

Commitments

As of December 31, 2017 and 2016, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of the IPO, whether or not the Manager’s performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders’ equity (approximately $6.4 million as of December 31, 2017).

Litigation

Blue Capital Re, as a reinsurer, is subject to litigation and arbitration proceedings in the normal course of its business. Such proceedings often involve reinsurance contract disputes, which are typical for the reinsurance industry.  Blue Capital Re’s estimates of possible losses incurred in connection with such legal proceedings are provided for as loss and LAE on its Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income and are included within loss and LAE reserves on its Consolidated Balance Sheets. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Blue Capital Re, pursuant to the BW Retrocessional Agreement, has provided for a reinsurance recovery totaling $5.0 million through its participation in an Industry Loss Warranty protection purchased by its affiliate, Blue Water Re. The counterparty to the Industry Loss Warranty contract has disputed the claim for the recovery, which is based upon the result of the size of an insured industry loss calculated based upon third party data. Blue Water Re is vigorously pursuing recovery in this action. In the course of litigation and arbitration, we may engage in discussions with opposing counsel for possible resolution. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for significantly less than the contested amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

The Company and its subsidiaries had no other unresolved legal proceedings at December 31, 2017 and 2016.

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

NOTE 12.  Commitments and Contingent Liabilities, Cont'd

Blue Capital Re remains liable for losses it incurs to the extent that any third-party reinsurer is unable or unwilling to make timely payments under reinsurance agreements. Blue Capital Re would also be liable in the event that its ceding companies were unable to collect amounts due from underlying third-party reinsurers.

NOTE 13. Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments. For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations. These estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Blue Capital carries its assets and liabilities that constitute financial instruments on its Consolidated Balance Sheets at fair value with the exception of its debt. See Note 4.

At December 31, 2017 and 2016, the Company had no outstanding borrowings under the Credit Agreements. See Note 7.

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

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

Selected quarterly financial data for 2017 and 2016 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the consolidated results of operations for the interim periods.

	2017 Three Months Ended				2016 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net reinsurance premiums earned	$9.9	$15.6	$10.3	$10.2	$11.5	$10.4	$11.4	$10.3
Net (loss) gain from derivative instruments	(0.2)	3.1	(0.2)	(0.4)	(0.6)	(0.6)	(0.1)	0.1
Net investment income	0.4	0.4	0.2	0.1	0.1	0.1	—	—
Total revenues	10.1	19.1	10.3	9.9	11.0	9.9	11.3	10.4
Underwriting expenses	10.1	71.0	5.7	5.8	7.0	6.6	9.3	5.4
Total expenses	10.1	71.0	5.7	5.8	7.0	6.6	9.3	5.4
Net income	$—	$(51.9)	$4.6	$4.1	$4.0	$3.3	$2.0	$5.0
Amounts per Common Share:
Basic and diluted earnings	$0.00	$(5.93)	$0.52	$0.47	$0.46	$0.38	$0.22	$0.57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Blue Capital Reinsurance Holdings Ltd.

We have audited the consolidated financial statements of Blue Capital Reinsurance Holdings Ltd. (the Company) as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and have issued our report thereon dated February 23, 2018 included elsewhere in this Annual Report on Form 10-K. Our audits of the consolidated financial statements included the financial statement schedules listed in Item 15 of this Annual Report on Form 10-K (the "schedules"). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's schedules, based on our audits.

In our opinion, the schedules present fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda
February 23, 2018

SCHEDULE II

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars)	2017	2016
Assets:
Cash and cash equivalents	$0.5	$0.8
Investment in subsidiary, on the equity method of accounting	126.6	183.5
Intercompany receivables	0.6	0.6
Other assets	0.2	0.2
Total Assets	$127.9	$185.1
Liabilities:
Accounts payable and accrued expenses	0.8	1.8
Total Liabilities	0.8	1.8
Shareholders’ Equity:	127.1	183.3
Total Liabilities and Shareholders’ Equity	$127.9	$185.1

CONDENSED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

	Year Ended	Year Ended	Year Ended
(In millions of U.S. dollars)	December 31, 2017	December 31, 2016	December 31, 2015
Revenues	$—	$—	$—
Expenses	4.7	4.8	5.9
Parent only net loss	(4.7)	(4.8)	(5.9)
Equity in (loss) earnings of subsidiaries	(38.5)	19.1	26.6
Net (loss) income and comprehensive (loss) income	$(43.2)	$14.3	$20.7

SCHEDULE II
(continued)

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
(In millions of U.S. dollars)	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows used in operations:
Net (loss) income	$(43.2)	$14.3	$20.7
Charges (credits) to reconcile net (loss) income to net cash used in operations:
Equity in (loss) earnings of subsidiary	38.5	(19.1)	(26.6)
Expense recognized for RSUs	0.1	0.2	0.1
Net change in:
Intercompany receivables	—	(0.1)	2.0
Other assets	—	(0.1)	—
Accounts payable and accrued expenses	(1.0)	(0.9)	2.0
Net cash used in operations	(5.6)	(5.7)	(1.8)
Cash flows provided by investing activities:
Dividends received from subsidiary	18.4	38.2	3.0
Contribution of capital from subsidiary	—	—	6.5
Net cash provided by investing activities	18.4	38.2	9.5
Cash flows used in financing activities:
Borrowings under the Credit Agreement	—	—	9.0
Repayment of borrowings	—	(13.0)	(4.0)
Dividends paid - Common Shares and RSUs	(13.1)	(18.8)	(13.7)
Net cash used in financing activities	(13.1)	(31.8)	(8.7)
Net (decrease) increase in cash and cash equivalents during the year	(0.3)	0.7	(1.0)
Cash and cash equivalents - beginning of period	0.8	0.1	1.1
Cash and cash equivalents - end of period	$0.5	$0.8	$0.1

SCHEDULE III

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

SUPPLEMENTARY INSURANCE INFORMATION
(In millions of U.S. dollars)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
	Deferred policy acquisition costs	Reserves for unpaid claims and claim adjustment expenses	Unearned premiums	Other policy claims and benefits payable	Net premiums earned	Net investment income	Claims and claims adjustment expenses	Amortization of policy acquisition costs	Other underwriting expenses	Net premiums written
December 31, 2017	$0.1	$43.4	$1.0	$—	$46.0	$1.1	$79.0	$8.7	$4.9	$46.1
December 31, 2016	0.1	11.1	0.9	—	43.6	0.2	13.7	9.6	5.0	43.2
December 31, 2015	0.1	4.0	1.3	—	38.3	—	2.6	8.6	6.1	38.6

SCHEDULE IV

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

REINSURANCE
(In millions of U.S. dollars)

Column A	Column B	Column C	Column D	Column E	Column F
Premiums Written	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2017
Property and liability insurance	$46.1	$—	$46.1	$46.1	100%
Year Ended December 31, 2016
Property and liability insurance	$43.2	$—	$43.2	$43.2	100%
Year Ended December 31, 2015
Property and liability insurance	$38.6	$—	$38.6	$38.6	100%