Form 10-Q
period 2018-03-31
Blue Capital Reinsurance Holdings Ltd.
filed 2018-05-08
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, the registrant had 8,761,229 common shares outstanding, with a par value of $1.00 per share ("Common Shares").

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

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K") as filed with the Securities and Exchange Commission (the "SEC"), including the risk factors set forth in Item 1A thereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

 BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions of U.S. dollars, except per share amounts)	2018	2017
Assets	(Unaudited)
Cash and cash equivalents	$5.5	$6.0
Reinsurance premiums receivable	12.5	11.1
Deferred reinsurance acquisition costs	0.8	0.1
Funds held by ceding companies	157.1	164.8
Other assets	0.2	0.2
Total Assets	$176.1	$182.2
Liabilities
Loss and loss adjustment expense reserves	$35.5	$43.4
Unearned reinsurance premiums	5.9	1.0
Reinsurance balances payable	6.3	10.1
Other liabilities (See Note 8)	3.4	0.6
Total Liabilities	51.1	55.1
Commitments and contingent liabilities (See Note 9)	—	—
Shareholders' Equity
Common Shares, at par value - 8,761,229 shares issued and outstanding (2017 - 8,761,229)	8.8	8.8
Additional paid-in capital	165.6	165.6
Retained deficit	(49.4)	(47.3)
Total Shareholders' Equity	125.0	127.1
Total Liabilities and Shareholders' Equity	$176.1	$182.2

See notes to the unaudited consolidated financial statements, including Note 8 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In millions of U.S. dollars, except per share amounts)	2018	2017
Revenues
Reinsurance premiums written	$12.5	$17.0
Change in net unearned reinsurance premiums	(4.9)	(6.8)
Net reinsurance premiums earned	7.6	10.2
Net loss from derivative instruments	—	(0.4)
Net investment income	0.4	0.1
Total revenues	8.0	9.9
Expenses
Loss and loss adjustment expenses	4.5	1.8
Reinsurance acquisition costs	1.9	2.7
General and administrative expenses	1.1	1.3
Total expenses	7.5	5.8
Net income and comprehensive income	$0.5	$4.1
Per share amounts:
Basic and diluted earnings per Common Share	$0.06	$0.47
Dividends declared per Common Share and RSU	0.30	0.89

See notes to the unaudited consolidated financial statements, including Note 8, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2018 and 2017

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained deficit
(In millions of U.S. dollars)
Balance at January 1, 2018	$127.1	$8.8	$165.6	$(47.3)
Net income	0.5	—	—	0.5
Dividends declared - Common Shares and RSUs	(2.6)	—	—	(2.6)
Balance at March 31, 2018	$125.0	$8.8	$165.6	$(49.4)

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained earnings
(In millions of U.S. dollars)
Balance at January 1, 2017	$183.3	$8.8	$165.5	$9.0
Net income	4.1	—	—	4.1
Dividends declared - Common Shares and RSUs	(7.8)	—	—	(7.8)
Balance at March 31, 2017	$179.6	$8.8	$165.5	$5.3

See notes to the unaudited consolidated financial statements, including Note 8, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In millions of U.S. dollars)	2018	2017
Cash flows (used in) provided by operating activities:
Net income	$0.5	$4.1
Net change in:
Loss and loss adjustment expense reserves	(7.9)	(0.2)
Unearned reinsurance premiums	4.9	6.8
Reinsurance balances payable	(3.8)	(5.2)
Deferred reinsurance acquisition costs	(0.7)	(0.9)
Reinsurance premiums receivable	(1.4)	(5.8)
Funds held by ceding companies	7.7	9.5
Other liabilities	0.2	(1.0)
Other assets	—	0.4
Net cash and cash equivalents (used in) provided by operating activities	(0.5)	7.7
Net cash and cash equivalents provided by investing activities	—	—
Cash flows used in financing activities:
Dividends paid - Common Shares and RSUs	—	(5.2)
Net cash and cash equivalents used in financing activities	—	(5.2)
Net (decrease) increase in cash and cash equivalents during the period	(0.5)	2.5
Cash and cash equivalents - beginning of period	6.0	4.7
Cash and cash equivalents - end of period	$5.5	$7.2

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

The unaudited consolidated financial statements incorporated in this report on Form 10-Q  have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the 2017 Form 10-K. In the opinion of management, these interim unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position, results of operations and cash flows. The unaudited consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements may not be indicative of financial results for the full year. The December 31, 2017 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all of the disclosures required by GAAP.

There were no material changes in the Company's significant accounting and reporting policies subsequent to the filing of the 2017 Form 10-K.

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

NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re's loss and LAE reserve movements for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
($ in millions)	2018	2017
Gross and net unpaid loss and LAE reserves- beginning	$43.4	$11.1
Losses and LAE incurred:
Current year losses	0.8	1.3
Prior year losses	3.7	0.5
Total incurred losses and LAE	4.5	1.8
Losses and LAE paid and approved for payment:
Current year losses	—	—
Prior year losses	12.4	2.0
Total losses and LAE paid and approved for payment	12.4	2.0
Gross and net unpaid loss and LAE reserves- ending	$35.5	$10.9

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

During the three months ended March 31, 2018, Blue Capital Re's estimated ultimate loss for prior period accident years was increased by $3.7 million due to the emergence of claims exceeding previous estimates of losses and LAE related to 2017 catastrophe events, primarily Hurricane Irma, which made landfall in the U.S. in September 2017. During the three months ended March 31, 2017 we recognized $0.5 million of adverse loss and LAE reserve development for estimated losses incurred during 2016.

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

The following table sets forth a breakdown of Blue Capital's premiums written by geographic area of risks insured during the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
Worldwide(1)	$8.5	68%	$11.3	66%
USA:
Nationwide	0.8	6%	2.6	15%
Florida	2.0	16%	1.7	10%
Gulf region	0.1	1%	—	—%
California	—	—%	0.3	2%
Midwest region and other	0.5	4%	0.3	2%
Northeast	—	—%	—	—%
Mid-Atlantic region	—	—%	0.3	2%
Worldwide, excluding U.S.(2)	0.6	5%	0.5	3%
Total premiums written	$12.5	100%	$17.0	100%
 (1)            "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.
 (2)              "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

The following table sets forth a breakdown of Blue Capital's net reinsurance premiums earned by geographic area of risks insured during the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
Worldwide(1)	$6.2	82%	$8.0	78%
USA:
Nationwide	0.2	2%	0.7	7%
Florida	0.7	9%	1.1	11%
Gulf region	0.1	2%	—	—%
California	—	—%	0.1	1%
Midwest region and other	0.1	2%	0.1	1%
Northeast	0.1	1%	—	—%
Mid-Atlantic region	—	—%	0.1	1%
Worldwide, excluding U.S.(2)	0.2	2%	0.1	1%
Total net premiums earned	$7.6	100%	$10.2	100%
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

NOTE 4.                      Derivative Instruments

Outward ILW Swaps

In March 2017 and June 2017, Blue Capital Re ILS entered into various ILW swaps (the "2017 Outward ILW Swaps") with third-parties in order to purchase protection against natural catastrophes across multiple geographic zones from March 2017 to March 2018. In return for fixed payments totaling $2.0 million, Blue Capital Re ILS was entitled to receive floating payments in the event of certain losses incurred by the insurance industry as a whole. The maximum aggregate potential recovery to Blue Capital Re ILS from the 2017 Outward ILW Swaps was $9.0 million.

As a result of catastrophe events occurring during 2017, a recovery was triggered on the 2017 Outward ILW Swaps resulting in the settlement of $4.7 million to Blue Capital Re ILS.

The 2017 Outward ILW Swaps are valued on the basis of modeling developed by the Manager, which represents unobservable (Level 3) inputs. As of March 31, 2018 and December 31, 2017, the fair value of the 2017 Outward ILW Swaps was nil.

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

The 2016 Outward ILW Swaps were valued on the basis of modeling developed by the Manager, which represents unobservable (Level 3) inputs. As of March 31, 2018 and December 31, 2017, the fair value of the Outward ILW Swaps was nil.

During the three months ended March 31, 2018 and 2017, Blue Capital Re ILS recognized a loss from derivative instruments of less than $0.1 million and $0.4 million, respectively, pursuant to the Outward ILW Swaps.

The Company did not enter into any ILW swap contracts in 2018.

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

NOTE 5.                      Basic and Diluted Earnings per Common Share , cont'd

The following table outlines the Company's computation of its basic and diluted earnings per Common Share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net income	$0.5	$4.1
Less: net earnings allocated to participating securities(1)	—	—
Earnings per Common Share numerator	$0.5	$4.1
Average Common Shares outstanding (in thousands of shares)	8,761	8,756
Basic and diluted earnings per Common Share	$0.06	$0.47
(1)         During the three month periods ended March 31, 2018 and 2017, the net earnings allocated to participating securities totaled less than $0.1 million.

Dividends to Holders of Common Shares and RSUs

The Company declared regular cash dividends per Common Share and RSU of $0.30 during each of the three month periods ended March 31, 2018 and 2017.  In addition, in February 2017 , the Company declared a special dividend with respect to its 2016 Distributable Income of $0.59, per Common Share and RSU. As of March 31, 2018, the Company had $2.6 million of dividends payable to holders of Common Shares and RSUs, which is included within "other liabilities" on its Unaudited Consolidated Balance Sheet at that date. As of December 31, 2017, the Company had no dividends payable to holders of Common Shares and RSUs.

The total amount of dividends paid to holders of Common Shares and RSUs during the three month periods ended March 31, 2018 and 2017 was nil and $5.2 million, respectively.

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

In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of March 31, 2018, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility.

As of March 31, 2018 and December 31, 2017, the Company had no outstanding borrowings under the 2016 Credit Facility.

During each of the three month periods ended March 31, 2018 and 2017, the Company paid no interest on its borrowings under the 2016 Credit Facility.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 6.                      Credit Facility, cont'd.

During the three month periods ended March 31, 2018 and 2017, the Company incurred no facility or structuring fees in connection with the 2016 Credit Facility.

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

There were no awards or forfeitures of RSUs and no RSUs vested during the three months ended March 31, 2018 and 2017.

During each of the three months ended March 31, 2018 and 2017, the Company recognized less than $0.1 million of RSU expense. At March 31, 2018 compensation costs not yet recognized related to unvested RSUs was $0.1 million.

As of March 31, 2018 and December 31, 2017, there were 12,188 RSUs outstanding under the 2013 LTIP.

NOTE 8.               Related Party Transactions

As of March 31, 2018 and December 31, 2017, Sompo International and its wholly owned subsidiary, Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), owned 33.2% of the Company's outstanding Common Shares. See Note 1.

Through each of the following roles and relationships, Blue Capital leverages Sompo International's reinsurance underwriting expertise and infrastructure to conduct its business: (i) the Manager, a wholly-owned subsidiary of Sompo International, manages Blue Capital Re's and Blue Capital Re ILS's reinsurance underwriting decisions; (ii) Blue Water Re Ltd. ("Blue Water Re") is a significant source of reinsurance business for Blue Capital Re; (iii) Sompo International's General Counsel serves as a director; (iv) the Manager's Treasurer serves as the Company's CFO; and (v) Sompo International's Chief Financial Officer is the Manager's CEO, the CEO of the Company and serves as the Company's Chairman of the Board.

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

Administrative Services Agreement. The Company has entered into an Administrative Services Agreement with the Manager, as amended on November 13, 2014 (the "Administrative Services Agreement").  Pursuant to the terms of the Administrative Services Agreement, the Manager provides Blue Capital with support services, including the services of our CFO, as well as finance and accounting, internal audit, modeling software licenses, office space, information technology and administrative support.

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

Fees Incurred Pursuant to the Aforementioned Agreements

During the three months ended March 31, 2018, the Company incurred general and administrative expenses of: (i) $0.5 million pursuant to the Investment Management Agreement; (ii) $0.1 million pursuant to the Administrative Services Agreement; and (iii) nil pursuant to the Underwriting and Insurance Management Agreement.

During the three months ended March 31, 2017, the Company incurred general and administrative expenses of: (i) $0.7 million pursuant to the Investment Management Agreement; (ii) $0.1 million pursuant to the Administrative Services Agreement; and (iii) $0.1 million pursuant to the Underwriting and Insurance Management Agreement.

During each of the three months ended March 31, 2018 and 2017, the Company incurred fees of nil related to the Credit Facilities. See Note 6.

As of March 31, 2018 and December 31, 2017, the Company owed Sompo International $0.8 million and $0.7 million for the services performed pursuant to the aforementioned agreements, respectively, which are included within "other liabilities" on the Company's Consolidated Balance Sheets at those dates.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 9.               Commitments and Contingent Liabilities

Commitments

As of March 31, 2018 and December 31, 2017, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of its initial public offering on November 5, 2013 (the "IPO"), whether or not the Manager's performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders' equity (approximately $6.3 million as of March 31, 2018).

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

Amounts Held in Trust for the Benefit of Ceding Companies

As of March 31, 2018 and December 31, 2017, Blue Capital Re ILS did not have any cash and cash equivalents pledged to trust accounts established for the benefit of third parties.

As of March 31, 2018 and December 31, 2017, Blue Capital had transferred $157.1 million and $164.8 million of its cash and cash equivalents, respectively, to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement. See Note 8. These amounts are presented on the Company's Consolidated Balance Sheets as "funds held by ceding companies."

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

Blue Capital Re, pursuant to the BW Retrocessional Agreement, has provided for a reinsurance recovery totaling $5.0 million through its participation in an Industry Loss Warranty protection purchased by Blue Water Re. The counterparty to the Industry Loss Warranty contract has disputed the claim for the recovery, which is based upon the size of an insured industry loss calculated based upon third-party data. Blue Water Re is vigorously pursuing recovery in this action. In the course of litigation and arbitration, we may engage in discussions with opposing counsel for possible resolution. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for significantly less than the contested amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

The Company and its subsidiaries had no other unresolved legal proceedings at March 31, 2018 and December 31, 2017.

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

NOTE 10.               Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  These estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Blue Capital carries its assets and liabilities that constitute financial instruments on its Consolidated Balance Sheets at fair value with the exception of its outstanding borrowings under the Credit Facilities. At March 31, 2018 and December 31, 2017, the Company had no outstanding borrowings under the Credit Facilities. See Note 6.

Item 2.                   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three month periods ended March 31, 2018 and 2017, and our financial condition as of March 31, 2018 and December 31, 2017.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2017 Form 10-K, as filed with the SEC.

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

During the three months ended March 31, 2018, results were adversely impacted by an increase in reported losses related to Hurricane Irma, which made landfall in the U.S. in September 2017, as claim settlements and related loss adjustment expenses were greater than originally expected. For the period, we recorded net income of $0.5 million and declared regular cash dividends of $0.30 per Common Share and RSU. During the January 1, 2018 renewal period, pricing reflected the impact of the 2017 loss events as our renewing business experienced an overall price increase of approximately 12% reflecting a reversal of pricing declines experienced in recent years.

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

Our consolidated results of operations for the three month periods ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
($ in millions)	2018	2017
Revenues
Reinsurance premiums written	$12.5	$17.0
Change in net unearned reinsurance premiums	(4.9)	(6.8)
Net reinsurance premiums earned	7.6	10.2
Net loss from derivative instruments	—	(0.4)
Net investment income	0.4	0.1
Total revenues	8.0	9.9
Expenses
Loss and LAE - current year losses	0.8	1.3
Loss and LAE - prior year losses	3.7	0.5
Reinsurance acquisition costs	1.9	2.7
General and administrative expenses	1.1	1.3
Total expenses	7.5	5.8
Net income and comprehensive income	$0.5	$4.1

Loss and LAE ratio	58.5%	17.1%
Reinsurance acquisition cost ratio	24.7%	26.5%
General and administrative expense ratio	14.8%	12.9%
GAAP combined ratio	98.0%	56.5%

Reinsurance Premiums Written and Earned

During the three months ended March 31, 2018 and 2017, we wrote $12.5 million and $17.0 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the first three months of 2018 versus that of the comparable 2017 period was driven by a smaller capital base and participation in greater cessions to third party reinsurers by Blue Water Re, partially offset by an average risk adjusted price increase of 12% during the January renewals.

Our reinsurance premiums written and earned include $0.3 million in reinstatement premium accruals for the three month period ended March 31, 2018 (2017- $0.1 million ).

Net premiums earned during the three month period ended March 31, 2018 were lower than that of the comparable 2017 period mainly due to the lower written premium base. In addition, during 2017 there was an acceleration of earning of premiums on contracts that experienced full limit losses during 2017 which would otherwise have earned in the current period.

See Note 3 of the Notes to the Unaudited Consolidated Financial Statements.

 Net Gain or Loss from Derivative Instruments

During the three month period ended March 31, 2018, our in-force derivative contracts included the 2017 Outward ILW Swaps.

During the three month period ended March 31, 2017, our in-force derivative contracts included the 2016 Outward ILW Swaps, partially offset by the 2016 Inward ILW Swap.

During the three month periods ended March 31, 2018 and 2017, we recognized less than $0.1 million and $0.4 million of net loss from derivative instruments, respectively. The Company did not enter into any ILW swap contracts in 2018.

See Note 4 of the Notes to the Unaudited Consolidated Financial Statements.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in millions)	2018	2017
Loss and LAE incurred - current year	$0.8	$1.3
Loss and LAE incurred - prior year	3.7	0.5
Total loss and LAE incurred	$4.5	$1.8
Loss and LAE ratio	58.5%	17.1%

During the three months ended March 31, 2018 and 2017, we established $0.8 million and $1.3 million of loss and LAE reserves, respectively, for the current year, nearly all of which constituted IBNR reserves. There were no individually significant loss events that impacted us during the three month periods ended March 31, 2018 and 2017.

During the three months ended March 31, 2018, we recognized $3.7 million of net adverse loss and LAE reserve development for estimated losses as reported losses and claims settlements in the period related primarily to Hurricane Irma exceeded our previous estimates. In addition, during the three months ended March 31, 2017 we recognized $0.5 million of adverse loss and LAE reserve development for estimated losses incurred during 2016.

Reinsurance Acquisition Costs

The following table summarizes our consolidated reinsurance acquisition costs and our reinsurance acquisition cost ratios for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in millions)	2018	2017
Commissions, brokerage costs, fronting fees and other	$1.9	$2.0
Profit commissions	—	0.7
Total reinsurance acquisition costs	$1.9	$2.7
Reinsurance acquisition cost ratio	24.7%	26.5%

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

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs for the three months ended March 31, 2018, were comparable to the costs incurred during the 2017 period. In the three months ended March 31, 2018, there were reduced profit commissions, as a result of the reduced profitability from the Sompo International Quota Share Agreement driven by the third quarter 2017 catastrophe events.

General and Administrative Expenses

The following table summarizes our consolidated general and administrative expenses and our general and administrative expense ratios for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in millions)	2018	2017
Investment Management Agreement fees	$0.5	$0.7
Administrative Services Agreement fees	0.1	0.1
Underwriting and Insurance Management Agreement fees	—	0.1
Public company expenses	0.5	0.4
Total general and administrative expenses	$1.1	$1.3
General and administrative expense ratio	14.8%	12.9%

See Note 8 of the Notes to the Unaudited Consolidated Financial Statements for further information regarding the nature of the expenses that we incur pursuant to the agreements with the Manager and other affiliates of Sompo International.

The expenses we have incurred pursuant to the Investment Management Agreement have decreased moderately from prior year, due to the decrease in the equity base of the Company. During the three month period ended March 31, 2018, we incurred no performance fees (2017- $0.1 million) pursuant to the Underwriting and Insurance Management Agreement.

Our public company expenses incurred during the periods presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company. These expenses increased in 2018 compared to 2017 as a result of higher legal expenses.

Income Taxes

We were not subject to income taxes in any jurisdiction during the periods presented.

Exposure Management

The following discussion should be read in conjunction with Item 1A "Risk Factors" included in the 2017 Form 10-K, as filed with the SEC, in particular the risk factor entitled "Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties."

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones at each treaty renewal date. The last major treaty renewal date was January 1, 2018. Our January 1, 2018 estimated net exposures by zone were in compliance with our underwriting guidelines. Namely, our estimated net exposure from any one catastrophe loss event in any individual zone was at or below 50% of our then-projected March 31, 2018 shareholders' equity.

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

On January 1, 2018, our estimated single event loss exposures were within our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our then-projected March 31, 2018 shareholders' equity, and the estimated net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our then-projected March 31, 2018 shareholders' equity.

Single Event Loss Projections

The table that follows details our estimated net impact from single event losses as of January 1, 2018 for selected zones at specified return periods using industry-recognized third-party vendor models. The values noted take into account the impact of the 2017 third quarter loss events on our limits reinsured and shareholders' equity. It is important to note that each catastrophe model we use contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Net Impact from Single Event Losses at Specified Return Periods

	Net Impact (Millions)	Return Period(1)	Percentage of March 31, 2018 Shareholders’ Equity
U.S. - Florida hurricane	$34	1 in 100 year	27%
U.S. - California earthquake	24	1 in 250 year	19%
Japan earthquake	20	1 in 250 year	16%
U.S. - Gulf hurricane	19	1 in 100 year	15%
All other zones			less than 15%
(1)   A "100-year" return period can also be referred to as the 1.0% occurrence exceedance probability ("OEP"), meaning there is an estimated 1.0% chance in any given year that this level will be exceeded.  A "250-year" return period can also be referred to as the 0.4% OEP, meaning there is an estimated 0.4% chance in any given year that this level will be exceeded.

Our estimates of the net impact from single event losses may vary considerably within a particular territory depending on the specific characteristics of the event.

Given the limited availability of reliable historical data, there is a great deal of uncertainty with regard to the accuracy of any catastrophe model, especially when contemplating longer return periods.

Our single event loss estimates represent snapshots as of the time of such estimates. The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, losses incurred, the expiration of existing policies and changes in our ceded reinsurance and derivative protections. There were no material changes made to the composition of our in-force portfolio from January 1, 2018 to March 31, 2018.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from Blue Capital Re to pay its expenses and to repay any outstanding borrowings under the Credit Agreements, as well as to fund the payment of any dividends to its shareholders or share repurchase programs. The ability of Blue Capital Re to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Blue Capital Re may not declare or pay a dividend to the Company if there are reasonable grounds for believing that Blue Capital Re is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Blue Capital Re's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Blue Capital Re, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As a result of the net loss recorded in the third quarter of 2017, until such time as Blue Capital Re extinguishes its retained deficit position, the payment of dividends are subject to return of capital restrictions. Blue Capital Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of Blue Capital Re’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital. As of March 31, 2018, Blue Capital Re could pay a dividend or return additional paid-in capital totaling approximately $20.6 million (December 31, 2017 – $23.9 million) without prior regulatory approval based upon Bermuda law and regulations.

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

As of March 31, 2018, we held $5.5 million of cash and cash equivalents, which was entirely unencumbered cash on hand.

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Sompo International. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt. If the Company fails to comply with any of these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of March 31, 2018, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility.

As of March 31, 2018, we had no outstanding borrowings under the 2016 Credit Facility.  See Note 6 of the Notes to the Unaudited Consolidated Financial Statements.

During the three month period ended March 31, 2018, we declared a first quarter 2018 regular dividend of $0.30 per Common Share and RSU, which was paid on April 13, 2018. The total dollar amount of dividends paid during the three month period ended March 31, 2018 was nil.

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

Capital Resources

Our total shareholders' equity (or total capital) was $125.0 million and $127.1 million as of March 31, 2018 and December 31, 2017, respectively. Our total capital decreased during the three month period ended March 31, 2018 as a result of the declaration of $2.6 million in dividends to holders of Common Shares and RSUs, partially offset by net income of $0.5 million.

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

Collateral Requirements and Restrictions

Each of the reinsurance contracts that Blue Capital Re writes is required to be fully-collateralized by cash and cash equivalents or funds held by reinsurance companies. This collateral is not available to Blue Capital Re for any other purpose until the expiration of the applicable reinsurance contract (or, in the event of a covered loss, the resolution of such loss under the applicable contract).  As a result of the significant losses incurred from the catastrophe events of the third quarter 2017, in line with the contractual requirements for buffer loss provisions in the treaties that the Company enters into, collateral that we would typically expect to be available at the key 2018 renewal dates will not be available for deployment. Management estimates that as of June 1, 2018 approximately 9% of projected shareholders' equity will be be unavailable for deployment as a result of buffer loss provision terms. We expect this locked up collateral will be released systematically through the course of 2018 and 2019.

Each industry loss warranty contract that Blue Capital Re ILS issues is required to be fully-collateralized by cash and cash equivalents. This collateral is not available to Blue Capital Re ILS for any other purpose until the expiration of the applicable industry loss warranty contract (or, in the event of a covered loss, the resolution of such loss under the contract).

Contractual Obligations and Commitments

As of March 31, 2018, we had no outstanding borrowings under the 2016 Credit Facility.  See Note 6 of the Notes to the Unaudited Consolidated Financial Statements.

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

As of March 31, 2018, our total shareholders' equity was $125.0 million.  Assuming that our average total shareholders' equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $1.9 million per year pursuant to this agreement.

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

As of March 31, 2018, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $6.3 million.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at March 31, 2018 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Off-Balance Sheet Arrangements

As of March 31, 2018, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

	Three Months Ended March 31,
($ in millions)	2018	2017
Net cash (used in) provided by operating activities	$(0.5)	$7.7
Net cash used in financing activities	—	(5.2)
Net (decrease) increase in cash and cash equivalents	(0.5)	2.5
Cash and cash equivalents, beginning of period	6.0	4.7
Cash and cash equivalents, end of period	$5.5	$7.2

We experienced a net decrease of $0.5 million and net increase of $2.5 million in our cash and cash equivalents during the three month periods ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, payments of general and administrative expenses was the primary contributor to the cash used in operating activities of $0.5 million.

During the three months ended March 31, 2017, our premium collections, net releases of cash and cash equivalents from trusts established by Blue Water Re and cash inflows from other operating activities exceeded our payments of general and administrative expenses by $7.7 million. We also paid $5.2 million in dividends to holders of Common Shares and RSUs.

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

Loss and LAE Reserves

As of March 31, 2018 our best estimate for gross and net unpaid loss and LAE reserves was $35.5 million, with IBNR representing approximately 38% of such reserves.

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

Further information regarding our loss and LAE reserve estimates is included in the section entitled "Summary of Critical Accounting Policies and Estimates" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2017 Form 10-K, as filed with the SEC.

Written and Earned Reinsurance Premiums

During the three month periods ended March 31, 2018 and 2017, we wrote $12.5 million and $17.0 million in reinsurance premiums, respectively, and earned reinsurance premiums of $7.6 million and $10.2 million, respectively.

For reinsurance contracts which incorporate minimum premium amounts, we typically write the entire premium at inception, and earn the associated premium after the premium is written over the term of the contract.  For reinsurance contracts which do not incorporate minimum premium amounts, we typically write the premium over the term of the contract, and earn the associated premium in the same periods that the premium is written.

Subsequent adjustments of written premium, based on reports of actual premium by the ceding companies, or revisions in estimates of ultimate premium, are recorded in the period in which they are determined. Such adjustments are generally determined after the associated risk periods have expired, in which case the premium adjustments are fully written when earned.

Detailed information regarding our written and earned reinsurance premiums is included in the section entitled "Summary of Critical Accounting Policies and Estimates"  in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"  included in the 2017 Form 10-K, as filed with the SEC.

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

The Company is making the appropriate preparations to enable it to comply with the required added reporting requirements once it no longer qualifies as an emerging growth company.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Refer to the 2017 Form 10-K, as filed with the SEC, and in particular Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."  As of March 31, 2018, there were no material changes to our market risks as described in the 2017 Form 10-K, as filed with the SEC.

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

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings.

Blue Capital Re, as a reinsurer, is subject to litigation and arbitration proceedings in the normal course of its business. Such proceedings often involve reinsurance contract disputes, which are typical for the reinsurance industry. Blue Capital Re's estimates of possible losses incurred in connection with such legal proceedings are provided for as loss and LAE on its Consolidated Statements of Income and Comprehensive Income and are included within loss and LAE reserves on its Consolidated Balance Sheets. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

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

Item 1A.      Risk Factors.

Before investing in any of our securities, you should carefully consider the risk factors and all other information set forth in our 2017 Form 10-K. These risks could materially affect our business, results of operations or financial condition and cause the trading price of our securities to decline. You could lose all or part of your investment.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as at March 31, 2018 (unaudited) and December 31, 2017; (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Consolidated Statements of Changes in Shareholders' Equity; (iv) the Unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

By:	/s/ GREG A. GARSIDE

Name:	Greg A. Garside
Title:	Chief Financial Officer
(Principal Financial Officer)

May 8, 2018