Form 10-Q
period 2018-06-30
Blue Capital Reinsurance Holdings Ltd.
filed 2018-08-01
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 26, 2018, the registrant had 8,767,165 common shares outstanding, with a par value of $1.00 per share ("Common Shares").

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

•
potential treatment of us as an investment company, a controlled foreign corporation or a passive foreign investment company for purposes of U.S. securities laws or U.S. federal taxation, respectively;

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

 BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions of U.S. dollars, except per share amounts)	2018	2017
Assets	(Unaudited)
Cash and cash equivalents	$3.6	$6.0
Reinsurance premiums receivable	14.2	11.1
Deferred reinsurance acquisition costs	0.8	0.1
Funds held by ceding companies	149.7	164.8
Other assets	0.1	0.2
Total Assets	$168.4	$182.2
Liabilities
Loss and loss adjustment expense reserves	$29.9	$43.4
Unearned reinsurance premiums	6.1	1.0
Reinsurance balances payable	4.4	10.1
Other liabilities (See Note 8)	3.2	0.6
Total Liabilities	43.6	55.1
Commitments and contingent liabilities (See Note 9)	—	—
Shareholders' Equity
Common Shares, at par value - 8,767,165 shares issued and outstanding (2017 - 8,761,229)	8.8	8.8
Additional paid-in capital	165.6	165.6
Retained deficit	(49.6)	(47.3)
Total Shareholders' Equity	124.8	127.1
Total Liabilities and Shareholders' Equity	$168.4	$182.2

See notes to the unaudited consolidated financial statements, including Note 8 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of U.S. dollars, except per share amounts)	2018	2017	2018	2017
Revenues
Reinsurance premiums written	$7.4	$12.1	$19.9	$29.1
Change in net unearned reinsurance premiums	(0.2)	(1.8)	(5.1)	(8.6)
Net reinsurance premiums earned	7.2	10.3	14.8	20.5
Net loss from derivative instruments	—	(0.2)	—	(0.6)
Net investment income	0.5	0.2	0.9	0.3
Total revenues	7.7	10.3	15.7	20.2
Expenses
Loss and loss adjustment expenses	2.2	1.8	6.7	3.6
Reinsurance acquisition costs	2.0	2.5	3.9	5.2
General and administrative expenses	1.0	1.4	2.1	2.7
Total expenses	5.2	5.7	12.7	11.5
Net income and comprehensive income	$2.5	$4.6	$3.0	$8.7
Per share amounts:
Basic and diluted earnings per Common Share	$0.28	$0.52	$0.34	$0.99
Dividends declared per Common Share and RSU	0.30	0.30	0.60	1.19

See notes to the unaudited consolidated financial statements, including Note 8, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2018 and 2017

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained deficit
(In millions of U.S. dollars)
Balance at January 1, 2018	$127.1	$8.8	$165.6	$(47.3)
Net income	3.0	—	—	3.0
Dividends declared - Common Shares and RSUs	(5.3)	—	—	(5.3)
Balance at June 30, 2018	$124.8	$8.8	$165.6	$(49.6)

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained earnings
(In millions of U.S. dollars)
Balance at January 1, 2017	$183.3	$8.8	$165.5	$9.0
Net income	8.7	—	—	8.7
Dividends declared - Common Shares and RSUs	(10.4)	—	—	(10.4)
Balance at June 30, 2017	$181.6	$8.8	$165.5	$7.3

See notes to the unaudited consolidated financial statements, including Note 8, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In millions of U.S. dollars)	2018	2017
Cash flows (used in) provided by operating activities:
Net income	$3.0	$8.7
Net change in:
Loss and loss adjustment expense reserves	(13.5)	0.1
Unearned reinsurance premiums	5.1	8.6
Reinsurance balances payable	(5.7)	(1.2)
Deferred reinsurance acquisition costs	(0.7)	(1.2)
Reinsurance premiums receivable	(3.1)	(15.1)
Funds held by ceding companies	15.1	9.4
Other liabilities	(0.1)	(1.2)
Other assets	0.1	(1.2)
Net cash and cash equivalents provided by operating activities	0.2	6.9
Net cash and cash equivalents provided by investing activities	—	—
Cash flows used in financing activities:
Dividends paid - Common Shares and RSUs	(2.6)	(7.8)
Net cash and cash equivalents used in financing activities	(2.6)	(7.8)
Net decrease in cash and cash equivalents during the period	(2.4)	(0.9)
Cash and cash equivalents - beginning of period	6.0	4.7
Cash and cash equivalents - end of period	$3.6	$3.8

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

NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re's loss and LAE reserve movements for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Gross and net unpaid loss and LAE reserves- beginning	$35.5	$10.9	$43.4	$11.1
Losses and LAE incurred:
Current year losses	0.6	1.3	1.4	2.6
Prior year losses	1.6	0.5	5.3	1.0
Total incurred losses and LAE	2.2	1.8	6.7	3.6
Losses and LAE paid and approved for payment:
Current year losses	0.1	—	0.1	—
Prior year losses	7.7	1.5	20.1	3.5
Total losses and LAE paid and approved for payment	7.8	1.5	20.2	3.5
Gross and net unpaid loss and LAE reserves- ending	$29.9	$11.2	$29.9	$11.2

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

During the three months ended June 30, 2018, Blue Capital Re's estimated ultimate loss for prior period accident years was increased by $1.6 million due to the emergence of claims exceeding previous estimates of losses and LAE related to 2017 catastrophe events, primarily Hurricane Irma, which made landfall in the U.S. in September 2017. During the three months ended June 30, 2017, we recognized $0.5 million of adverse loss and LAE reserve development for estimated losses incurred during 2016.

During the six months ended June 30, 2018, Blue Capital Re's estimated ultimate loss for prior period accident years was increased by $5.3 million due to the emergence of claims exceeding previous estimates of losses and LAE related to 2017 catastrophe events, primarily Hurricane Irma. During the six months ended June 30, 2017, Blue Capital Re's estimated ultimate loss for prior period accident years was increased by $1.0 million due to the emergence of claims exceeding previous estimates of losses and LAE related to those prior years.

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

The following table sets forth a breakdown of Blue Capital's premiums written by geographic area of risks insured during the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Worldwide(1)	$5.1	70%	$6.5	54%	$13.6	68%	$17.8	61%
USA:
Nationwide	—	—%	0.8	7%	0.8	4%	3.4	12%
Florida	2.1	27%	4.4	36%	4.1	21%	6.1	21%
Gulf region	0.2	3%	0.4	3%	0.3	1%	0.4	1%
California	—	—%	—	—%	—	—%	0.3	1%
Midwest region and other	—	—%	—	—%	0.5	3%	0.3	1%
Northeast	—	—%	—	—%	—	—%	—	—%
Mid-Atlantic region	—	—%	—	—%	—	—%	0.3	1%
Worldwide, excluding U.S.(2)	—	—%	—	—%	0.6	3%	0.5	2%
Total premiums written	$7.4	100%	$12.1	100%	$19.9	100%	$29.1	100%
 (1)            "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.
 (2)              "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

The following table sets forth a breakdown of Blue Capital's net reinsurance premiums earned by geographic area of risks insured during the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Worldwide(1)	$5.7	79%	$7.9	76%	$11.9	80%	$15.9	78%
USA:
Nationwide	0.2	3%	0.8	8%	0.4	3%	1.5	7%
Florida	0.9	13%	1.2	12%	1.6	11%	2.3	11%
Gulf region	0.1	1%	0.1	1%	0.2	1%	0.1	—%
California	—	—%	0.1	1%	—	—%	0.2	1%
Midwest region and other	0.1	1%	—	—%	0.2	1%	0.1	—%
Northeast	—	—%	—	—%	0.1	1%	—	—%
Mid-Atlantic region	—	—%	0.1	1%	—	—%	0.2	1%
Worldwide, excluding U.S.(2)	0.2	3%	0.1	1%	0.4	3%	0.2	2%
Total net premiums earned	$7.2	100%	$10.3	100%	$14.8	100%	$20.5	100%
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

The 2017 Outward ILW Swaps are valued on the basis of modeling developed by the Manager, which represents unobservable (Level 3) inputs. At expiry there were no additional industry loss events occurring which would have triggered a recovery under the 2017 Outward ILW Swaps.

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

During the three months ended June 30, 2018 and 2017, Blue Capital Re ILS recognized a loss from derivative instruments of nil and $0.2 million, respectively, pursuant to the Outward ILW Swaps. During the six months ended June 30, 2018 and 2017, Blue Capital Re ILS recognized a loss from derivative instruments of nil and $0.6 million, respectively, pursuant to the Outward ILW Swaps.

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

NOTE 5.                      Basic and Diluted Earnings per Common Share , cont'd

The following table outlines the Company's computation of its basic and diluted earnings per Common Share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$2.5	$4.6	$3.0	$8.7
Less: net earnings allocated to participating securities(1)	—	—	—	—
Earnings per Common Share numerator	$2.5	$4.6	$3.0	$8.7
Average Common Shares outstanding (in thousands of shares)	8,763	8,757	8,762	8,757
Basic and diluted earnings per Common Share	$0.28	$0.52	$0.34	$0.99
(1)         During the three and six month periods ended June 30, 2018 and 2017, the net earnings allocated to participating securities totaled less than $0.1 million.

Dividends to Holders of Common Shares and RSUs

The Company declared regular cash dividends per Common Share and RSU of $0.30 during each of the three month periods ended June 30, 2018 and 2017.  In addition, in February 2017, the Company declared a special dividend with respect to its 2016 Distributable Income of $0.59, per Common Share and RSU. As of June 30, 2018, the Company had $2.7 million of dividends payable to holders of Common Shares and RSUs, which is included within "other liabilities" on its Unaudited Consolidated Balance Sheet at that date. As of December 31, 2017, the Company had no dividends payable to holders of Common Shares and RSUs.

The total amount of dividends paid to holders of Common Shares and RSUs during the six month periods ended June 30, 2018 and 2017 was $2.6 million and $7.8 million, respectively.

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

NOTE 6.                      Credit Facility

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Sompo International. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes. Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points. A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility was amended on July 31, 2018 to extend its expiry to September 30, 2020 under identical terms.

The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  If the Company fails to comply with any of these covenants, the Lender could revoke the facility and exercise remedies against the Company.

In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of June 30, 2018, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility.

As of June 30, 2018 and December 31, 2017, the Company had no outstanding borrowings under the 2016 Credit Facility.

During each of the six month periods ended June 30, 2018 and 2017, the Company paid no interest under the 2016 Credit Facility.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 6.                      Credit Facility, cont'd.

During the three and six month periods ended June 30, 2018 and 2017, the Company incurred no facility or structuring fees in connection with the 2016 Credit Facility.

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

During the three and six months ended June 30, 2018, the Company awarded a total of 10,640 RSUs (2017 - 6,540) to directors of its Board. The RSUs earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the RSUs was $0.1 million (2017 - $0.1 million).

During the three and six months ended June 30, 2018, 5,936 RSUs vested (2017 - 5,158 ). The fair value of the vesting RSUs was $0.1 million (2017 - $0.1 million).

During the three and six months ended June 30, 2018, no RSUs were forfeited (2017 - 2,352).

During each of the three and six months ended June 30, 2018 and 2017, the Company recognized less than $0.1 million of RSU expense. At June 30, 2018 compensation costs not yet recognized related to unvested RSUs was $0.2 million.

As of June 30, 2018 and December 31, 2017, there were 16,892 and 12,188 RSUs outstanding, respectively, under the 2013 LTIP.

NOTE 8.               Related Party Transactions

As of June 30, 2018 and December 31, 2017, Sompo International and its wholly owned subsidiary, Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), owned 33.2% of the Company's outstanding Common Shares. See Note 1.

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

Credit Facility Agreement. The Company entered into the 2016 Credit Facility with the Lender on May 6, 2016.  The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2020.

Fees Incurred Pursuant to the Aforementioned Agreements

During the three and six months ended June 30, 2018, the Company incurred general and administrative expenses of: (i) $0.5 million and $1.0 million pursuant to the Investment Management Agreement; (ii) $0.1 million and $0.3 million pursuant to the Administrative Services Agreement; and (iii) nil and nil pursuant to the Underwriting and Insurance Management Agreement.

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

Administrative Services Agreement; and (iii) $0.3 million and $0.4 million pursuant to the Underwriting and Insurance Management Agreement.

During each of the three and six months ended June 30, 2018 and 2017, the Company incurred no fees related to the 2016 Credit Facility. See Note 6.

As of June 30, 2018 and December 31, 2017, the Company owed Sompo International $0.8 million and $0.7 million for the services performed pursuant to the aforementioned agreements, respectively, which are included within "other liabilities" on the Company's Consolidated Balance Sheets at those dates.

NOTE 9.               Commitments and Contingent Liabilities

Commitments

As of June 30, 2018 and December 31, 2017, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until November 5, 2018, the fifth anniversary of the completion of its initial public offering, whether or not the Manager's performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders' equity (approximately $6.2 million as of June 30, 2018).

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

Amounts Held in Trust for the Benefit of Ceding Companies

As of June 30, 2018 and December 31, 2017, Blue Capital Re ILS did not have any cash and cash equivalents pledged to trust accounts established for the benefit of third parties.

As of June 30, 2018 and December 31, 2017, Blue Capital had transferred $149.7 million and $164.8 million of its cash and cash equivalents, respectively, to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement. See Note 8. These amounts are presented on the Company's Consolidated Balance Sheets as "funds held by ceding companies."

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

In June 2018, Blue Capital Re ILS, together with two other vehicles managed by the Manager, commenced legal proceedings against certain parties relating to the purchase by Blue Capital Re ILS of a parametric insurance product called an Industry Parametric Protection that provided coverage if the sustained wind speed during a hurricane or tropical storm exceeded a pre-selected trigger. Blue Capital Re ILS alleges, among its other claims, that it was provided false and misleading information in connection with its purchase of the Industry Parametric Protection. Blue Water is vigorously pursuing recovery in this action.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 9.               Commitments and Contingent Liabilities, cont'd

In addition to the litigation and arbitration described above, Blue Capital Re, as a reinsurer, is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Blue Capital Re's estimates of possible losses incurred in connection with such legal proceedings are provided for as "loss and loss adjustment expenses" on its Unaudited Consolidated Statements of Income and Comprehensive Income and are included within "loss and loss adjustment expense reserves" on its Consolidated Balance Sheets. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

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

NOTE 10.               Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  These estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Blue Capital carries its assets and liabilities that constitute financial instruments on its Consolidated Balance Sheets at fair value with the exception of its outstanding borrowings under the 2016 Credit Facility. At June 30, 2018 and December 31, 2017, the Company had no outstanding borrowings under the 2016 Credit Facility. See Note 6.

Item 2.                   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2018 and 2017, and our financial condition as of June 30, 2018 and December 31, 2017.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2017 Form 10-K.

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

For the three and six months ended June 30, 2018, we recorded net income of $2.5 million and $3.0 million and declared regular cash dividends of $0.30 and $0.60 per Common Share and RSU. Consistent with industry trends, results were impacted by an increase in reported losses related to Hurricane Irma, which made landfall in the U.S. in September 2017, as claim settlements and related loss adjustment expenses were greater than originally expected. During the June 1, 2018 renewal period, Blue Capital was able to achieve an overall rate increase of 4.5% on its renewed portfolio. The mid-year renewal period was characterized by an abundance of capital and strong appetite for Florida business. Early renewals achieved higher rate increases than those completed later in the period as there was an increasing urgency from a number of markets to deploy capital as the renewals progressed.

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

Our consolidated results of operations for the three and six month periods ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Revenues
Reinsurance premiums written	$7.4	$12.1	$19.9	$29.1
Change in net unearned reinsurance premiums	(0.2)	(1.8)	(5.1)	(8.6)
Net reinsurance premiums earned	7.2	10.3	14.8	20.5
Net loss from derivative instruments	—	(0.2)	—	(0.6)
Net investment income	0.5	0.2	0.9	0.3
Total revenues	7.7	10.3	15.7	20.2
Expenses
Loss and LAE - current year losses	0.6	1.3	1.4	2.6
Loss and LAE - prior year losses	1.6	0.5	5.3	1.0
Reinsurance acquisition costs	2.0	2.5	3.9	5.2
General and administrative expenses	1.0	1.4	2.1	2.7
Total expenses	5.2	5.7	12.7	11.5
Net income and comprehensive income	$2.5	$4.6	$3.0	$8.7

Loss and LAE ratio	31.5%	18.0%	45.4%	17.6%
Reinsurance acquisition cost ratio	27.7%	24.6%	26.2%	25.5%
General and administrative expense ratio	14.3%	13.5%	14.6%	13.2%
GAAP combined ratio	73.5%	56.1%	86.2%	56.3%

Reinsurance Premiums Written and Earned

During the three months ended June 30, 2018 and 2017, we wrote $7.4 million and $12.1 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the second quarter of 2018 versus that of the comparable 2017 period was driven by a smaller capital base and participation in greater cessions to third party reinsurers by Blue Water Re, partially offset by an average risk adjusted price increase of 4.5% during the June renewals.

During the six months ended June 30, 2018 and 2017, we wrote $19.9 million and $29.1 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the first six months of 2018 versus that of the comparable 2017 period was driven by a smaller capital base and participation in greater cessions to third party reinsurers by Blue Water Re, partially offset by average risk adjusted price increases of 12% and 4.5% during the January and June renewals, respectively.

Our reinsurance premiums written and earned included $0.2 million and $0.5 million in reinstatement premium accruals for the three and six month periods ended June 30, 2018 (2017- ($0.1) million and $0.3 million).

Net premiums earned during the three and six month periods ended June 30, 2018 were lower than that of the comparable 2017 periods mainly due to the lower written premium base. In addition, during 2017 there was an acceleration of earning of premiums on contracts that experienced full limit losses during 2017 which would otherwise have earned in 2018.

See Note 3 of the Notes to the Unaudited Consolidated Financial Statements.

 Net Gain or Loss from Derivative Instruments

During the three month period ended June 30, 2018, there were no in-force derivative contracts. During the six month period ended June 30, 2018, our in-force derivative contracts included the 2017 Outward ILW Swaps.

During the three month period ended June 30, 2017, our in-force derivative contracts included the 2017 Outward ILW Swaps. During the six month period ended June 30, 2017, our in-force derivative contracts included the 2017 Outward ILW Swaps partially offset by the 2016 Inward ILW Swap.

During the three month periods ended June 30, 2018 and 2017, we recognized nil and $0.2 million of net loss from derivative instruments, respectively. During the six month periods ended June 30, 2018 and 2017, we recognized less than $0.1 million and $0.6 million of net loss from derivative instruments, respectively. The Company did not enter into any ILW swap contracts in 2018.

See Note 4 of the Notes to the Unaudited Consolidated Financial Statements.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Loss and LAE incurred - current year	$0.6	$1.3	$1.4	$2.6
Loss and LAE incurred - prior year	1.6	0.5	5.3	1.0
Total loss and LAE incurred	$2.2	$1.8	$6.7	$3.6
Loss and LAE ratio	31.5%	18.0%	45.4%	17.6%

During the three and six months ended June 30, 2018 , we established $0.6 million and $1.4 million of loss and LAE reserves, respectively for the current year, nearly all of which constituted IBNR reserves. During the three and six months ended June 30, 2017, we established $1.3 million and $2.6 million of loss and LAE reserves, respectively, for the current year, nearly all of which constituted IBNR reserves. There were no individually significant loss events that impacted us during the three and six month periods ended June 30, 2018 and 2017.

During the three and six months ended June 30, 2018, we recognized $1.6 million and $5.3 million of net adverse loss and LAE reserve development for estimated losses, as reported losses and claims settlements in the period related primarily to Hurricane Irma exceeded our previous estimates. During the three and six months ended June 30, 2017 we recognized $0.5 million and $1.0 million of adverse loss and LAE reserve development, respectively, for estimated losses incurred during the years 2014-2016.

Reinsurance Acquisition Costs

The following table summarizes our consolidated reinsurance acquisition costs and our reinsurance acquisition cost ratios for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Commissions, brokerage costs, fronting fees and other	$1.9	$2.0	$3.8	$4.0
Profit commissions	0.1	0.5	0.1	1.2
Total reinsurance acquisition costs	$2.0	$2.5	$3.9	$5.2
Reinsurance acquisition cost ratio	27.7%	24.6%	26.2%	25.5%

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

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs for the three and six months ended June 30, 2018, were comparable to the costs incurred during the 2017 period. In the three and six months ended June 30, 2018, there were reduced profit commissions, as a result of the reduced profitability from the Sompo International Quota Share Agreement driven by the third quarter 2017 catastrophe events.

General and Administrative Expenses

The following table summarizes our consolidated general and administrative expenses and our general and administrative expense ratios for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Investment Management Agreement fees	$0.5	$0.7	$1.0	$1.4
Administrative Services Agreement fees	0.1	0.1	0.3	0.3
Underwriting and Insurance Management Agreement fees	—	0.3	—	0.4
Public company expenses	0.4	0.3	0.8	0.6
Total general and administrative expenses	$1.0	$1.4	$2.1	$2.7
General and administrative expense ratio	14.3%	13.5%	14.6%	13.2%

See Note 8 of the Notes to the Unaudited Consolidated Financial Statements for further information regarding the nature of the expenses that we incur pursuant to the agreements with the Manager and other affiliates of Sompo International.

The management fees we have incurred pursuant to the Investment Management Agreement have decreased moderately from prior year, due to the decrease in the equity base of the Company. During the three and six month period ended June 30, 2018, we incurred no performance fees (2017- $0.3 million and $0.4 million) pursuant to the Underwriting and Insurance Management Agreement.

Our public company expenses incurred during the periods presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company. These expenses increased in 2018 compared to 2017 as a result of higher professional fees and legal expenses.

Income Taxes

We were not subject to income taxes in any jurisdiction during the periods presented.

Exposure Management

The following discussion should be read in conjunction with Item 1A "Risk Factors" included in the 2017 Form 10-K, in particular the risk factor entitled "Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties."

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones at each treaty renewal date. The last major treaty renewal date was June 1, 2018. Our June 1, 2018 estimated net exposures by zone were in compliance with our underwriting guidelines. Namely, our estimated net exposure from any one catastrophe loss event in any individual zone was at or below 50% of our then-projected June 30, 2018 shareholders' equity.

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

There is no single standard method or set of assumptions utilized industry-wide in estimating property catastrophe losses. As a result, it may be difficult to accurately compare estimates of risk exposure among different insurance and reinsurance companies due to, among other things, underwriting judgment, differences in modeling, modeling assumptions, portfolio composition and concentrations, and selected event scenarios.

On June 1, 2018, our estimated single event loss exposures were within our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our then-projected June 30, 2018 shareholders' equity, and the estimated net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our then-projected June 30, 2018 shareholders' equity.

Single Event Loss Projections

The table that follows details our estimated net impact from single event losses as of June 1, 2018 for selected zones at specified return periods using industry-recognized third-party vendor models. It is important to note that each catastrophe model we use contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Net Impact from Single Event Losses at Specified Return Periods

	Net Impact (Millions)	Return Period(1)	Percentage of June 30, 2018 Shareholders’ Equity
U.S. - Florida hurricane	$37	1 in 100 year	30%
U.S. - California earthquake	22	1 in 250 year	18%
Japan earthquake	19	1 in 250 year	15%
All other zones			less than 15%
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

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from Blue Capital Re to pay its expenses and to repay any outstanding borrowings, as well as to fund the payment of any dividends to its shareholders or share repurchase programs. The ability of Blue Capital Re to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Blue Capital Re may not declare or pay a dividend to the Company if there are reasonable grounds for believing that Blue Capital Re is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Blue Capital Re's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Blue Capital Re, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As a result of the net loss recorded in the third quarter of 2017, until such time as Blue Capital Re extinguishes its retained deficit position, the payment of dividends are subject to return of capital restrictions. Blue Capital Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of Blue Capital Re’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital. As of June 30, 2018, Blue Capital Re could pay a dividend or return additional paid-in capital totaling approximately $17.1 million (December 31, 2017 – $23.9 million) without prior regulatory approval based upon Bermuda law and regulations.

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

As of June 30, 2018, we held $3.6 million of cash and cash equivalents, which was entirely unencumbered cash on hand.

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Sompo International. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes. Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt. If the Company fails to comply with any of these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of June 30, 2018, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility. The 2016 Credit Facility was amended on July 31, 2018 to extend its expiry to September 30, 2020 under identical terms.

As of June 30, 2018, we had no outstanding borrowings under the 2016 Credit Facility.  See Note 6 of the Notes to the Unaudited Consolidated Financial Statements.

During the six month period ended June 30, 2018, we declared (i) a first quarter 2018 regular dividend of $0.30 per Common Share and RSU, which was paid on April 13, 2018; and (ii) a second quarter 2018 regular dividend of $0.30 per Common Share and RSU, which was paid on July 13, 2018 . The total dollar amount of dividends paid during the six month period ended June 30, 2018 was $2.6 million.

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

Capital Resources

Our total shareholders' equity (or total capital) was $124.8 million and $127.1 million as of June 30, 2018 and December 31, 2017, respectively. Our total capital decreased during the six month period ended June 30, 2018 as a result of the declaration of $5.3 million in dividends to holders of Common Shares and RSUs, partially offset by net income of $3.0 million.

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

Collateral Requirements and Restrictions

Each of the reinsurance contracts that Blue Capital Re writes is required to be fully-collateralized by cash and cash equivalents or funds held by reinsurance companies. This collateral is not available to Blue Capital Re for any other purpose until the expiration of the applicable reinsurance contract (or, in the event of a covered loss, the resolution of such loss under the applicable contract).  As a result of the significant losses incurred from the catastrophe events of the third quarter 2017, in line with the contractual requirements for buffer loss provisions in the treaties that the Company enters into, collateral that we would typically expect to be available at the key renewal dates will not be available for deployment. Management estimates that as of January 1, 2019 approximately 7.5% of projected shareholders' equity will be be unavailable for deployment as a result of buffer loss provision terms. We expect locked up collateral associated with the 2017 loss events will be released systematically through the course of 2018 and 2019.

Each industry loss warranty contract that Blue Capital Re ILS issues is required to be fully-collateralized by cash and cash equivalents. This collateral is not available to Blue Capital Re ILS for any other purpose until the expiration of the applicable industry loss warranty contract (or, in the event of a covered loss, the resolution of such loss under the contract).

Contractual Obligations and Commitments

As of June 30, 2018, we had no outstanding borrowings under the 2016 Credit Facility.  See Note 6 of the Notes to the Unaudited Consolidated Financial Statements.

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

As of June 30, 2018, our total shareholders' equity was $124.8 million.  Assuming that our average total shareholders' equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $1.9 million per year pursuant to this agreement.

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

Credit Facility Agreement. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2020.

Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the LIBOR rate plus 150 basis points.  Upon consummation of the 2016 Credit Facility, a one-time fee of $20,000 was due to the Lender in connection with the set-up of the facility.

Certain Termination Provisions Associated with the Foregoing Agreements.  We may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until November 5, 2018, five years after the completion of our initial public offering, whether or not the Manager’s performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), we must pay a one-time termination fee to the Manager equal to 5% of our GAAP shareholders' equity, calculated as of the most recently completed quarter prior to the date of termination. In addition, if the Investment Management Agreement, the Underwriting and Insurance Management Agreement, or the Administrative Services Agreement is terminated for any reason, the Lender may terminate the 2016 Credit Facility and we would be required to repay any outstanding amounts under the 2016 Credit Facility.

As of June 30, 2018, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $6.2 million.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at June 30, 2018 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Off-Balance Sheet Arrangements

As of June 30, 2018, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

	Six Months Ended June 30,
($ in millions)	2018	2017
Net cash provided by operating activities	$0.2	$6.9
Net cash used in financing activities	(2.6)	(7.8)
Net decrease in cash and cash equivalents	(2.4)	(0.9)
Cash and cash equivalents, beginning of period	6.0	4.7
Cash and cash equivalents, end of period	$3.6	$3.8

We experienced net decreases of $2.4 million and $0.9 million in our cash and cash equivalents during the six month periods ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018, our premium collections, net releases of cash and cash equivalents from trusts established by Blue Water Re and cash inflows from other operating activities exceeded our payments of general and administrative expenses by $0.2 million. We also paid $2.6 million in dividends to holders of Common Shares and RSUs.

During the six months ended June 30, 2017, our premium collections, net releases of cash and cash equivalents from trusts established by Blue Water Re and cash inflows from other operating activities exceeded our payments of general and administrative expenses by $6.9 million. We also paid $7.8 million in dividends to holders of Common Shares and RSUs.

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

Loss and LAE Reserves

As of June 30, 2018 our best estimate for gross and net unpaid loss and LAE reserves was $29.9 million, with IBNR representing approximately 25% of such reserves.

Our reserving method does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of claims within much of our business, our reserving method principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.

Further information regarding our loss and LAE reserve estimates is included in the section entitled "Summary of Critical Accounting Policies and Estimates" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2017 Form 10-K.

Written and Earned Reinsurance Premiums

During the six month periods ended June 30, 2018 and 2017, we wrote $19.9 million and $29.1 million in reinsurance premiums, respectively, and earned reinsurance premiums of $14.8 million and $20.5 million, respectively.

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

Detailed information regarding our written and earned reinsurance premiums is included in the section entitled "Summary of Critical Accounting Policies and Estimates"  in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"  included in the 2017 Form 10-K.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Refer to the 2017 Form 10-K, and in particular Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."  As of June 30, 2018, there were no material changes to our market risks as described in the 2017 Form 10-K.

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

In June 2018, Blue Capital Re ILS, together with two other vehicles managed by the Manager, commenced legal proceedings against certain parties relating to the purchase by Blue Capital Re ILS of a parametric insurance product called an Industry Parametric Protection that provided coverage if the sustained wind speed during a hurricane or tropical storm exceeded a pre-selected trigger. Blue Capital Re ILS alleges, among its other claims, that it was provided false and misleading information in connection with its purchase of the Industry Parametric Protection. Blue Water is vigorously pursuing recovery in this action.
In addition to the litigation and arbitration described above, Blue Capital Re, as a reinsurer, is subject to litigation and arbitration proceedings in the normal course of its business. Such proceedings often involve reinsurance contract disputes, which are typical for the reinsurance industry. Blue Capital Re's estimates of possible losses incurred in connection with such legal proceedings are provided for as loss and LAE on its Consolidated Statements of Income and Comprehensive Income and are included within loss and LAE reserves on its Consolidated Balance Sheets. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)             None.

(b)             None.

(c)              Share Repurchase Authorization

The Board of Directors of the Company has authorized the repurchase of up to a total of 500,000 ordinary shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The new share repurchase authorization continues through July 31, 2019. The Company did not purchase any shares or share equivalents in the second quarter of 2018.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

(a) None.

(b) None.

Item 6.         Exhibits.

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

Exhibit
Number	Description of Document

3.1	Amended and Restated Bye-Laws incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 9, 2018.

10.1	First Amendment to Credit Agreement made and entered into as of the 31st day of July, 2018 among Blue Capital Reinsurance Holdings Ltd. and Endurance Investments Holdings Ltd. (*)

11	Statement Re: Computation of Per Share Earnings (included as Note 5 of the Notes to the Unaudited Consolidated Financial Statements).

31.1	Certification of Michael J. McGuire, CEO of Blue Capital Reinsurance Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Greg A. Garside, CFO of Blue Capital Reinsurance Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of Michael J. McGuire and Greg A. Garside, CEO and CFO, respectively, of Blue Capital Reinsurance Holdings Ltd., pursuant to 18 U.S.C. Section 1350. (*)

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as at June 30, 2018 (unaudited) and December 31, 2017; (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Consolidated Statements of Changes in Shareholders' Equity; (iv) the Unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

By:	/s/ GREG A. GARSIDE

Name:	Greg A. Garside
Title:	Chief Financial Officer
(Principal Financial Officer)

August 1, 2018