Form 10-Q
period 2018-09-30
Blue Capital Reinsurance Holdings Ltd.
filed 2018-11-02
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of October 29, 2018, the registrant had 8,767,165 common shares outstanding, with a par value of $1.00 per share ("Common Shares").

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

•
statutory or regulatory developments, including those involving tax policy, reinsurance and other regulatory matters that could adversely affect Bermuda-headquartered companies or Bermuda-based insurers or reinsurers;

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

 BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions of U.S. dollars, except per share amounts)	2018	2017
Assets	(Unaudited)
Cash and cash equivalents	$0.1	$6.0
Reinsurance premiums receivable	6.5	11.1
Deferred reinsurance acquisition costs	0.5	0.1
Funds held by ceding companies	153.5	164.8
Other assets	1.2	0.2
Total Assets	$161.8	$182.2
Liabilities
Loss and loss adjustment expense reserves	$34.7	$43.4
Unearned reinsurance premiums	3.8	1.0
Reinsurance balances payable	3.8	10.1
Other liabilities (See Note 8)	4.0	0.6
Total Liabilities	46.3	55.1
Commitments and contingent liabilities (See Note 9)	—	—
Shareholders' Equity
Common Shares, at par value - 8,767,165 shares issued and outstanding (2017 - 8,761,229)	8.8	8.8
Additional paid-in capital	165.6	165.6
Retained deficit	(58.9)	(47.3)
Total Shareholders' Equity	115.5	127.1
Total Liabilities and Shareholders' Equity	$161.8	$182.2

See notes to the unaudited consolidated financial statements, including Note 8 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of U.S. dollars, except per share amounts)	2018	2017	2018	2017
Revenues
Reinsurance premiums written	$4.2	$10.3	$24.1	$39.4
Change in net unearned reinsurance premiums	2.3	5.3	(2.8)	(3.3)
Net reinsurance premiums earned	6.5	15.6	21.3	36.1
Net gain from derivative instruments	—	3.1	—	2.5
Net investment income	0.6	0.4	1.5	0.7
Total revenues	7.1	19.1	22.8	39.3
Expenses
Loss and loss adjustment expenses	10.6	68.1	17.3	71.7
Reinsurance acquisition costs	2.0	1.6	5.9	6.8
General and administrative expenses	1.2	1.3	3.3	4.0
Total expenses	13.8	71.0	26.5	82.5
Net loss and comprehensive loss	$(6.7)	$(51.9)	$(3.7)	$(43.2)
Per share amounts:
Basic and diluted losses per Common Share	$(0.76)	$(5.93)	$(0.42)	$(4.94)
Dividends declared per Common Share and RSU	0.30	0.30	0.90	1.49

See notes to the unaudited consolidated financial statements, including Note 8, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2018 and 2017

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained deficit
(In millions of U.S. dollars)
Balance at January 1, 2018	$127.1	$8.8	$165.6	$(47.3)
Net loss	(3.7)	—	—	(3.7)
Dividends declared - Common Shares and RSUs	(7.9)	—	—	(7.9)
Balance at September 30, 2018	$115.5	$8.8	$165.6	$(58.9)

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained earnings (deficit)
(In millions of U.S. dollars)
Balance at January 1, 2017	$183.3	$8.8	$165.5	$9.0
Net loss	(43.2)	—	—	(43.2)
Dividends declared - Common Shares and RSUs	(13.1)	—	—	(13.1)
Balance at September 30, 2017	$127.0	$8.8	$165.5	$(47.3)

See notes to the unaudited consolidated financial statements, including Note 8, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In millions of U.S. dollars)	2018	2017
Cash flows (used in) provided by operating activities:
Net loss	$(3.7)	$(43.2)
Net change in:
Loss and loss adjustment expense reserves	(8.7)	57.0
Unearned reinsurance premiums	2.8	3.3
Reinsurance balances payable	(6.3)	2.6
Deferred reinsurance acquisition costs	(0.4)	(0.5)
Reinsurance premiums receivable	4.6	(15.4)
Funds held by ceding companies	11.3	11.4
Other liabilities	0.8	(1.2)
Other assets	(1.0)	(4.1)
Net cash and cash equivalents (used in) provided by operating activities	(0.6)	9.9
Net cash and cash equivalents provided by investing activities	—	—
Cash flows used in financing activities:
Dividends paid - Common Shares and RSUs	(5.3)	(10.5)
Net cash and cash equivalents used in financing activities	(5.3)	(10.5)
Net decrease in cash and cash equivalents during the period	(5.9)	(0.6)
Cash and cash equivalents - beginning of period	6.0	4.7
Cash and cash equivalents - end of period	$0.1	$4.1

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

NOTE 1.          Basis of Presentation and Summary of Significant Accounting Policies, cont'd

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). ASU 2018-07 aligns much of the measurement and classification guidance for share-based payments to nonemployees with that for share-based payments to employees. Among the key changes, equity-classified nonemployee awards are to be measured on the grant date, rather than on the earlier of: (i) the performance commitment date; or (ii) the date at which the nonemployee’s performance is complete. Awards to nonemployees are to be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. Additionally, guidelines related to performance conditions and term of measurement have been aligned. ASU 2018-07 is not expected to impact the Company's Consolidated Financial Statements.

NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re's loss and LAE reserve movements for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Gross and net unpaid loss and LAE reserves- beginning	$29.9	$11.2	$43.4	$11.1
Losses and LAE incurred:
Current year losses	4.2	67.8	5.6	70.4
Prior year losses	6.4	0.3	11.7	1.3
Total incurred losses and LAE	10.6	68.1	17.3	71.7
Losses and LAE paid and approved for payment:
Current year losses	0.3	9.4	0.4	9.3
Prior year losses	5.5	1.8	25.6	5.4
Total losses and LAE paid and approved for payment	5.8	11.2	26.0	14.7
Gross and net unpaid loss and LAE reserves- ending	$34.7	$68.1	$34.7	$68.1

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

NOTE 2.          Loss and LAE Reserve Movements, cont'd

During the three months ended September 30, 2018, Blue Capital Re's estimated ultimate loss for prior period accident years was increased by $6.4 million due to the emergence of claims exceeding previous estimates of losses and LAE related to 2017 catastrophe events, primarily Hurricane Irma, which made landfall in the U.S. in September 2017. During the three months ended September 30, 2017, we recognized $0.3 million of adverse loss and LAE reserve development for estimated losses incurred during 2016.

During the nine months ended September 30, 2018, Blue Capital Re's estimated ultimate loss for prior period accident years was increased by $11.7 million due to the emergence of claims exceeding previous estimates of losses and LAE related to 2017 catastrophe events, primarily Hurricane Irma. During the nine months ended September 30, 2017, Blue Capital Re's estimated ultimate loss for prior period accident years was increased by $1.3 million due to the emergence of claims exceeding previous estimates of losses and LAE related to those prior years.

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

The following table sets forth a breakdown of Blue Capital's premiums written by geographic area of risks insured during the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Worldwide(1)	$4.0	96%	$9.6	93%	$17.6	73%	$27.4	69%
USA:
Nationwide	—	—%	—	—%	0.8	3%	3.4	9%
Florida	—	—%	—	—%	4.1	17%	6.1	15%
Gulf region	0.2	4%	0.4	4%	0.5	2%	0.8	2%
California	—	—%	—	—%	—	—%	0.3	1%
Midwest region and other	—	—%	—	—%	0.5	2%	0.3	1%
Northeast	—	—%	0.3	3%	—	—%	0.3	1%
Mid-Atlantic region	—	—%	—	—%	—	—%	0.3	1%
Worldwide, excluding U.S.(2)	—	—%	—	—%	0.6	3%	0.5	1%
Total premiums written	$4.2	100%	$10.3	100%	$24.1	100%	$39.4	100%
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

NOTE 3.          Written and Earned Reinsurance Premiums, cont'd

The following table sets forth a breakdown of Blue Capital's net reinsurance premiums earned by geographic area of risks insured during the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Worldwide(1)	$4.9	75%	$10.0	63%	$16.8	80%	$25.9	71%
USA:
Nationwide	0.2	3%	1.4	9%	0.6	3%	2.9	8%
Florida	1.0	15%	3.1	20%	2.6	11%	5.4	15%
Gulf region	0.1	2%	0.5	3%	0.3	1%	0.6	2%
California	—	—%	0.1	1%	—	—%	0.3	1%
Midwest region and other	0.1	2%	0.1	1%	0.3	1%	0.2	1%
Northeast	—	—%	0.1	1%	0.1	1%	0.1	—%
Mid-Atlantic region	—	—%	0.1	1%	—	—%	0.3	1%
Worldwide, excluding U.S.(2)	0.2	3%	0.2	1%	0.6	3%	0.4	1%
Total net premiums earned	$6.5	100%	$15.6	100%	$21.3	100%	$36.1	100%
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

NOTE 4.                      Derivative Instruments, cont'd

During the three months ended September 30, 2018 and 2017, Blue Capital Re ILS recognized a gain from derivative instruments of nil and $3.1 million, respectively, pursuant to the Outward ILW Swaps. During the nine months ended September 30, 2018 and 2017, Blue Capital Re ILS recognized a gain from derivative instruments of nil and $2.5 million, respectively, pursuant to the Outward ILW Swaps.

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

The following table outlines the Company's computation of its basic and diluted losses per Common Share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(6.7)	$(51.9)	$(3.7)	$(43.2)
Less: net earnings allocated to participating securities(1)	—	—	—	—
Earnings per Common Share numerator	$(6.7)	$(51.9)	$(3.7)	$(43.2)
Average Common Shares outstanding (in thousands of shares)	8,767	8,761	8,764	8,758
Basic and diluted losses per Common Share	$(0.76)	$(5.93)	$(0.42)	$(4.94)
(1)         During the three and nine month periods ended September 30, 2018 and 2017, there were no earnings allocated to participating securities since the Company incurred net losses.

Dividends to Holders of Common Shares and RSUs

The Company declared regular cash dividends per Common Share and RSU of $0.30 during each of the three month periods ended September 30, 2018 and 2017.  In addition, in February 2017, the Company declared a special dividend with respect to its 2016 Distributable Income of $0.59, per Common Share and RSU. As of September 30, 2018, the Company had $2.6 million of dividends payable to holders of Common Shares and RSUs, which is included within "other liabilities" on its Unaudited Consolidated Balance Sheet at that date. As of December 31, 2017, the Company had nil dividends payable to holders of Common Shares and RSUs.

The total amount of dividends paid to holders of Common Shares and RSUs during the nine month periods ended September 30, 2018 and 2017 was $5.3 million and $10.5 million, respectively.

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

In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of September 30, 2018, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility.

As of September 30, 2018 and December 31, 2017, the Company had no outstanding borrowings under the 2016 Credit Facility. On October 8, 2018 the Company borrowed $3.0 million under the 2016 Credit Facility.

During each of the nine month periods ended September 30, 2018 and 2017, the Company paid no interest under the 2016 Credit Facility.

During the three and nine month periods ended September 30, 2018 and 2017, the Company incurred no facility or structuring fees in connection with the 2016 Credit Facility.

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

During the three and nine months ended September 30, 2018, the Company awarded a total of 10,640 RSUs (2017 - 6,540) to directors of its Board. The RSUs earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the RSUs was $0.1 million (2017 - $0.1 million).

During the nine months ended September 30, 2018, 5,936 RSUs vested (2017 - 5,158). The fair value of the vesting RSUs was $0.1 million (2017 - $0.1 million).

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 7.                      Share-Based Compensation, cont'd

During the nine months ended September 30, 2018, no RSUs were forfeited (2017 - 2,352).

During each of the three and nine months ended September 30, 2018 and 2017, the Company recognized less than $0.1 million of RSU expense. At September 30, 2018 compensation costs not yet recognized related to unvested RSUs was $0.1 million.

As of September 30, 2018 and December 31, 2017, there were 16,892 and 12,188 RSUs outstanding, respectively, under the 2013 LTIP.

NOTE 8.               Related Party Transactions

As of September 30, 2018 and December 31, 2017, Sompo International and its wholly owned subsidiary, Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), owned 33.2% of the Company's outstanding Common Shares. See Note 1.

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

As of September 30, 2018 and December 31, 2017, the Company had no outstanding borrowings under the 2016 Credit Facility. On October 8, 2018 the Company borrowed $3.0 million under the 2016 Credit Facility.

Fees Incurred Pursuant to the Aforementioned Agreements

During the three and nine months ended September 30, 2018, the Company incurred general and administrative expenses of: (i) $0.5 million and $1.4 million pursuant to the Investment Management Agreement; (ii) $0.1 million and $0.4 million pursuant to the Administrative Services Agreement; and (iii) nil pursuant to the Underwriting and Insurance Management Agreement.

During the three and nine months ended September 30, 2017, the Company incurred general and administrative expenses of: (i) $0.6 million and $2.0 million pursuant to the Investment Management Agreement; (ii) $0.1 million and $0.4 million pursuant to the Administrative Services Agreement; and (iii) nil and $0.4 million pursuant to the Underwriting and Insurance Management Agreement.

During each of the three and nine months ended September 30, 2018 and 2017, the Company incurred no fees related to the 2016 Credit Facility. See Note 6.

As of September 30, 2018 and December 31, 2017, the Company owed Sompo International $0.8 million and $0.7 million for the services performed pursuant to the aforementioned agreements, respectively, which are a component of "other liabilities" on the Company's Consolidated Balance Sheets at those dates.

NOTE 9.               Commitments and Contingent Liabilities

Commitments

As of September 30, 2018 and December 31, 2017, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until November 5, 2018, the fifth anniversary of the completion of its initial public offering, whether or not the Manager's performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders' equity (approximately $5.8 million as of September 30, 2018).

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

Amounts Held in Trust for the Benefit of Ceding Companies

As of September 30, 2018 and December 31, 2017, Blue Capital Re ILS did not have any cash and cash equivalents pledged to trust accounts established for the benefit of third parties.

As of September 30, 2018 and December 31, 2017, Blue Capital had transferred $153.5 million and $164.8 million of its cash and cash equivalents, respectively, to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement. See Note 8. These amounts are presented on the Company's Consolidated Balance Sheets as "funds held by ceding companies."

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

In June 2018, Blue Capital Re ILS, together with two other vehicles managed by the Manager, commenced legal proceedings against certain parties relating to the purchase by Blue Capital Re ILS of a parametric insurance product called an Industry Parametric Protection that provided coverage if the sustained wind speed during a hurricane or tropical storm exceeded a pre-selected trigger. Blue Capital Re ILS alleges, among its other claims, that it was provided false and misleading information in connection with its purchase of the Industry Parametric Protection. Blue Capital Re ILS is vigorously pursuing recovery in this action.

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

NOTE 10.               Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  These estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Blue Capital carries its assets and liabilities that constitute financial instruments on its Consolidated Balance Sheets at fair value with the exception of its outstanding borrowings under the 2016 Credit Facility. At September 30, 2018 and December 31, 2017, the Company had no outstanding borrowings under the 2016 Credit Facility. See Note 6.

NOTE 11.               Subsequent Events

On October 10, 2018, Hurricane Michael made landfall in Florida. Preliminary information indicates that this storm has the potential to cause significant losses within the insurance industry generally. To date, reported claims have been limited. Accordingly, while losses emanating cannot be accurately estimated at this time, the Company will need to establish appropriate loss reserves related to Hurricane Michael in the fourth quarter of 2018, which may have a negative impact on its results of operations.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

Item 2.                   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2018 and 2017, and our financial condition as of September 30, 2018 and December 31, 2017.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2017 Form 10-K.

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

Consistent with industry trends, our third quarter results have been impacted by an increase in reported losses related to Hurricane Irma which made landfall in the U.S. in September 2017, as claim settlements and related loss adjustment expenses were greater than originally expected. In addition, we incurred losses from current period events stemming from Hurricane Florence and Typhoon Jebi. For the three and nine months ended September 30, 2018, we recorded a net loss of $6.7 million and $3.7 million and declared regular cash dividends of $0.30 and $0.90 per Common Share and RSU.

During the June 1, 2018 renewal period, Blue Capital was able to achieve an overall rate increase of 4.5% on its renewed portfolio which followed on from an overall price increase of approximately 12% at January 1, 2018 reflecting the impact of the 2017 loss events and a reversal of pricing declines experienced in recent years. The mid-year renewal period was characterized by an abundance of capital and strong appetite for Florida business. Early renewals achieved higher rate increases than those completed later in the period as there was an increasing urgency from a number of markets to deploy capital as the renewals progressed.

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

Our consolidated results of operations for the three and nine month periods ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Revenues
Reinsurance premiums written	$4.2	$10.3	$24.1	$39.4
Change in net unearned reinsurance premiums	2.3	5.3	(2.8)	(3.3)
Net reinsurance premiums earned	6.5	15.6	21.3	36.1
Net gain from derivative instruments	—	3.1	—	2.5
Net investment income	0.6	0.4	1.5	0.7
Total revenues	7.1	19.1	22.8	39.3
Expenses
Loss and LAE - current year losses	4.2	67.8	5.6	70.4
Loss and LAE - prior year losses	6.4	0.3	11.7	1.3
Reinsurance acquisition costs	2.0	1.6	5.9	6.8
General and administrative expenses	1.2	1.3	3.3	4.0
Total expenses	13.8	71.0	26.5	82.5
Net loss and comprehensive loss	$(6.7)	$(51.9)	$(3.7)	$(43.2)

Loss and LAE ratio	164.3%	437.5%	81.6%	198.8%
Reinsurance acquisition cost ratio	30.2%	10.1%	27.4%	18.9%
General and administrative expense ratio	18.1%	8.1%	15.7%	11.0%
GAAP combined ratio	212.6%	455.7%	124.7%	228.7%

Reinsurance Premiums Written and Earned

During the three months ended September 30, 2018 and 2017, we wrote $4.2 million and $10.3 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the third quarter of 2018 versus that of the comparable 2017 period was driven by a smaller capital base, lower reinstatement premiums and participation in greater cessions to third party reinsurers by Blue Water Re.

During the nine months ended September 30, 2018 and 2017, we wrote $24.1 million and $39.4 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the first nine months of 2018 versus that of the comparable 2017 period was driven by a smaller capital base, lower reinstatement premiums and participation in greater cessions to third party reinsurers by Blue Water Re, partially offset by average risk adjusted price increases at the key renewal dates.

Our reinsurance premiums written and earned included $0.4 million and $0.9 million in reinstatement premium accruals for the three and nine month periods ended September 30, 2018 (2017- $3.0 million and $3.9 million).

Net premiums earned during the three and nine month periods ended September 30, 2018 were lower than that of the comparable 2017 periods mainly due to the lower written premium base. In addition, during 2017 there was an acceleration of earning of premiums on contracts that experienced full limit losses during 2017 which would otherwise have earned in 2018.

See Note 3 of the Notes to the Unaudited Consolidated Financial Statements.

 Net Gain or Loss from Derivative Instruments

During the three month period ended September 30, 2018, there were no in-force derivative contracts. During the nine month period ended September 30, 2018, our in-force derivative contracts included the 2017 Outward ILW Swaps.

During the three month period ended September 30, 2017, our in-force derivative contracts included the 2017 Outward ILW Swaps. During the nine month period ended September 30, 2017, our in-force derivative contracts included the 2017 Outward ILW Swaps, the 2016 Outward ILW Swaps and the 2016 Inward ILW Swaps.

During the three month periods ended September 30, 2018 and 2017, we recognized nil and $3.1 million of net gains from derivative instruments, respectively. During the nine month periods ended September 30, 2018 and 2017, we recognized less than $0.1 million and $2.5 million of net gains from derivative instruments, respectively. The higher net gains from derivative instruments in 2017 was due to a $4.7 million recovery that was triggered on the Outward ILW Swaps resulting from the third quarter 2017 catastrophe events. The Company did not enter into any ILW swap contracts in 2018.

See Note 4 of the Notes to the Unaudited Consolidated Financial Statements.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Loss and LAE incurred - current year	$4.2	$67.8	$5.6	$70.4
Loss and LAE incurred - prior year	6.4	0.3	11.7	1.3
Total loss and LAE incurred	$10.6	$68.1	$17.3	$71.7
Loss and LAE ratio	164.3%	437.5%	81.6%	198.8%

During the three and nine month periods ended September 30, 2018, we established $4.2 million and $5.6 million of loss and LAE reserves, respectively, driven primarily by the catastrophe events summarized in the following table, nearly all of which constituted IBNR reserves.

Event Date	Event	Loss and Loss Adjustment Expenses
	($ in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
September 2018	Typhoon Jebi	$2.0	$2.0
September 2018	Hurricane Florence	$1.3	$1.3
		$3.3	$3.3

During the three and nine month periods ended September 30, 2017, we established $67.8 million and $70.4 million of loss and LAE reserves, respectively, driven primarily by the catastrophe events summarized in the following table, nearly all of which constituted IBNR reserves. The losses shown are net of a $5.0 million recovery (separate to the $4.7 million ILW Swap recovery) associated with Hurricane Irma that the Company benefited from through the BW retrocession Agreement.

Event Date	Event	Loss and Loss Adjustment Expenses
	($ in millions)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
August 2017	Hurricane Harvey	$4.7	$4.7
September 2017	Hurricane Irma	$35.7	$35.7
September 2017	Hurricane Maria	$5.3	$5.3
September 2017	Aggregate & Second Event Losses Triggered By Catastrophe Events	$19.2	$19.2
		$64.9	$64.9

During the three and nine months ended September 30, 2018, we recognized $6.4 million and $11.7 million of net adverse loss and LAE reserve development for estimated losses, as reported losses and claims settlements in the period related primarily to Hurricane Irma exceeded our previous estimates. During the three and nine months ended September 30, 2017, we recognized $0.3 million and $1.3 million of net adverse loss and LAE reserve development, respectively, for estimated losses incurred during the years 2014-2016.

Reinsurance Acquisition Costs

The following table summarizes our consolidated reinsurance acquisition costs and our reinsurance acquisition cost ratios for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Commissions, brokerage costs, fronting fees and other	$2.0	$2.8	$5.8	$6.8
Profit commissions	—	(1.2)	0.1	—
Total reinsurance acquisition costs	$2.0	$1.6	$5.9	$6.8
Reinsurance acquisition cost ratio	30.2%	10.1%	27.4%	18.9%

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

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs for the three and nine months ended September 30, 2018, were lower than the costs incurred during the 2017 period due to the reduced earned premium base. The reinsurance acquisition cost ratio has increased in 2018 compared to 2017 due to greater cessions to third party reinsurers by Blue Water Re which have reduced earned premiums. In the three and nine months ended September 30, 2018, there were minimal profit commissions incurred as a result of the reduced profitability seen in 2017 from the Sompo International Quota Share Agreement, driven by catastrophe events. In the three months ended September 30, 2017, negative profit commission adjustments resulted from the catastrophe events experienced in the period.

General and Administrative Expenses

The following table summarizes our consolidated general and administrative expenses and our general and administrative expense ratios for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Investment Management Agreement fees	$0.5	$0.6	$1.4	$2.0
Administrative Services Agreement fees	0.1	0.1	0.4	0.4
Underwriting and Insurance Management Agreement fees	—	—	—	0.4
Public company expenses	0.6	0.6	1.5	1.2
Total general and administrative expenses	$1.2	$1.3	$3.3	$4.0
General and administrative expense ratio	18.1%	8.1%	15.7%	11.0%

See Note 8 of the Notes to the Unaudited Consolidated Financial Statements for further information regarding the nature of the expenses that we incur pursuant to the agreements with the Manager and other affiliates of Sompo International.

The management fees we have incurred pursuant to the Investment Management Agreement have decreased moderately from prior year, due to the decrease in the equity base of the Company. During the three and nine month periods ended September 30, 2018, we incurred no performance fees (2017- nil and $0.4 million) pursuant to the Underwriting and Insurance Management Agreement.

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

Subsequent Event

On October 10, 2018, Hurricane Michael made landfall in Florida. Preliminary information indicates that this storm has the potential to cause significant losses within the insurance industry generally. To date, reported claims have been limited. Accordingly, while losses emanating cannot be accurately estimated at this time, the Company will need to establish appropriate loss reserves related to Hurricane Michael in the fourth quarter of 2018, which may have a negative impact on its results of operations.

Exposure Management

The following discussion should be read in conjunction with Item 1A "Risk Factors" included in the 2017 Form 10-K, in particular the risk factor entitled "Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties."

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones at each treaty renewal date. The last major treaty renewal date was June 1, 2018. Our June 1, 2018 estimated net exposures by zone were in compliance with our underwriting guidelines. Namely, our estimated net exposure from any one catastrophe loss event in any individual zone was at or below 50% of our then-projected September 30, 2018 shareholders' equity.

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

On June 1, 2018, our estimated single event loss exposures were within our underwriting guidelines. Namely, the projected net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our then-projected September 30, 2018 shareholders' equity, and the estimated net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our then-projected September 30, 2018 shareholders' equity.

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

Net Impact from Single Event Losses at Specified Return Periods

	Net Impact (Millions)	Return Period(1)	Percentage of September 30, 2018 Shareholders’ Equity
U.S. - Florida hurricane	$37	1 in 100 year	32%
U.S. - California earthquake	22	1 in 250 year	19%
Japan earthquake	19	1 in 250 year	17%
All other zones			less than 15%
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

Our single event loss estimates represent snapshots as of the time of such estimates. The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, losses incurred, the expiration of existing policies and changes in our ceded reinsurance and derivative protections. There were no material changes made to the composition of our in-force portfolio from June 1, 2018 to September 30, 2018.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from Blue Capital Re to pay its expenses and to repay any outstanding borrowings, as well as to fund the payment of any dividends to its shareholders or share repurchase programs. The ability of Blue Capital Re to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Blue Capital Re may not declare or pay a dividend to the Company if there are reasonable grounds for believing that Blue Capital Re is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Blue Capital Re's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Blue Capital Re, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As a result of the net loss recorded in the third quarter of 2017, until such time as Blue Capital Re extinguishes its retained deficit position, the payment of dividends are subject to return of capital restrictions. Blue Capital Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of Blue Capital Re’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital. As of September 30, 2018, Blue Capital Re could pay a dividend or return additional paid-in capital totaling approximately $16.6 million (December 31, 2017 – $23.9 million) without prior regulatory approval based upon Bermuda law and regulations.

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

As of September 30, 2018, we held $0.1 million of cash and cash equivalents, which was entirely unencumbered cash on hand.

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Sompo International. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes. Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt. If the Company fails to comply with any of these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of September 30, 2018, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility. The 2016 Credit Facility was amended on July 31, 2018 to extend its expiry to September 30, 2020 under identical terms.

As of September 30, 2018, we had no outstanding borrowings under the 2016 Credit Facility.  On October 8, 2018 the Company borrowed $3.0 million under the 2016 Credit Facility. See Note 6 of the Notes to the Unaudited Consolidated Financial Statements.

During the nine month period ended September 30, 2018, we declared (i) a first quarter 2018 regular dividend of $0.30 per Common Share and RSU, which was paid on April 13, 2018; (ii) a second quarter 2018 regular dividend of $0.30 per Common Share and RSU, which was paid on July 13, 2018; and (iii) a third quarter 2018 regular dividend of $0.30 per Common Share and RSU, which was paid on October 15, 2018. The total dollar amount of dividends paid during the nine month period ended September 30, 2018 was $5.3 million.

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

Capital Resources

Our total shareholders' equity (or total capital) was $115.5 million and $127.1 million as of September 30, 2018 and December 31, 2017, respectively. Our total capital decreased during the nine month period ended September 30, 2018 as a result of the declaration of $7.9 million in dividends to holders of Common Shares and RSUs and a net loss of $3.7 million.

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

Collateral Requirements and Restrictions

Each of the reinsurance contracts that Blue Capital Re writes is required to be fully-collateralized by cash and cash equivalents or funds held by reinsurance companies. This collateral is not available to Blue Capital Re for any other purpose until the expiration of the applicable reinsurance contract (or, in the event of a covered loss, the resolution of such loss under the applicable contract).  As a result of the significant losses incurred from the catastrophe events of the third quarter 2017, in line with the contractual requirements for buffer loss provisions in the treaties that the Company enters into, collateral that we would typically expect to be available at the key renewal dates will not be available for deployment. Management estimates that as of January 1, 2019 approximately 8.6% of projected shareholders' equity will be unavailable for deployment as a result of buffer loss provision terms. We expect locked up collateral associated with the 2017 loss events will be released systematically through the remainder of 2018 and 2019.

Each industry loss warranty contract that Blue Capital Re ILS issues is required to be fully-collateralized by cash and cash equivalents. This collateral is not available to Blue Capital Re ILS for any other purpose until the expiration of the applicable industry loss warranty contract (or, in the event of a covered loss, the resolution of such loss under the contract).

Contractual Obligations and Commitments

As of September 30, 2018, we had no outstanding borrowings under the 2016 Credit Facility.  On October 8, 2018 the Company borrowed $3.0 million under the 2016 Credit Facility. See Note 6 of the Notes to the Unaudited Consolidated Financial Statements.

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

As of September 30, 2018, our total shareholders' equity was $115.5 million.  Assuming that our average total shareholders' equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $1.7 million per year pursuant to this agreement.

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

As of September 30, 2018 and December 31, 2017, the Company had no outstanding borrowings under the 2016 Credit Facility. On October 8, 2018 the Company borrowed $3.0 million under the 2016 Credit Facility.

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

As of September 30, 2018, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $5.8 million.

As of September 30, 2018, if we were to terminate the Administrative Services Agreement and the lender elected to terminate the 2016 Credit Facility, we would be obliged to pay nil under the 2016 Credit Facility.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at September 30, 2018 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Off-Balance Sheet Arrangements

As of September 30, 2018, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

	Nine Months Ended September 30,
($ in millions)	2018	2017
Net cash (used in) provided by operating activities	$(0.6)	$9.9
Net cash used in financing activities	(5.3)	(10.5)
Net decrease in cash and cash equivalents	(5.9)	(0.6)
Cash and cash equivalents, beginning of period	6.0	4.7
Cash and cash equivalents, end of period	$0.1	$4.1

We experienced net decreases of $5.9 million and $0.6 million in our cash and cash equivalents during the nine month periods ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, our net releases of cash and cash equivalents from trusts established by Blue Water Re and cash inflows from other operating activities were exceeded by our payments of general and administrative expenses by $0.6 million. We also paid $5.3 million in dividends to holders of Common Shares and RSUs.

During the nine months ended September 30, 2017, our net releases of cash and cash equivalents from trusts established by Blue Water Re and cash inflows from other operating activities exceeded our payments of general and administrative expenses by $9.9 million. We also paid $10.5 million in dividends to holders of Common Shares and RSUs.

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

Loss and LAE Reserves

 As of September 30, 2018 our best estimate for gross and net unpaid loss and LAE reserves was $34.7 million, with IBNR representing approximately 39% of such reserves.

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

Written and Earned Reinsurance Premiums

During the nine month periods ended September 30, 2018 and 2017, we wrote $24.1 million and $39.4 million in reinsurance premiums, respectively, and earned reinsurance premiums of $21.3 million and $36.1 million, respectively.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Refer to the 2017 Form 10-K, and in particular Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."  As of September 30, 2018, there were no material changes to our market risks as described in the 2017 Form 10-K.

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

In June 2018, Blue Capital Re ILS, together with two other vehicles managed by the Manager, commenced legal proceedings against certain parties relating to the purchase by Blue Capital Re ILS of a parametric insurance product called an Industry Parametric Protection that provided coverage if the sustained wind speed during a hurricane or tropical storm exceeded a pre-selected trigger. Blue Capital Re ILS alleges, among its other claims, that it was provided false and misleading information in connection with its purchase of the Industry Parametric Protection. Blue Capital Re ILS is vigorously pursuing recovery in this action.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)             None.

(b)             None.

(c)              Share Repurchase Authorization

The Board of Directors of the Company has authorized the repurchase of up to a total of 500,000 ordinary shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The new share repurchase authorization continues through July 31, 2019. The Company did not purchase any shares or share equivalents in the third quarter of 2018.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as at September 30, 2018 (unaudited) and December 31, 2017; (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Consolidated Statements of Changes in Shareholders' Equity; (iv) the Unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

By:	/s/ GREG A. GARSIDE

Name:	Greg A. Garside
Title:	Chief Financial Officer
(Principal Financial Officer)

November 2, 2018