Form 10-K
period 2018-12-31
Blue Capital Reinsurance Holdings Ltd.
filed 2019-03-01
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the outstanding Common Shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the New York Stock Exchange closing price as of June 30, 2018 for Common Shares) was $64,674,500.

As of February 25, 2019, 8,767,165 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement relating to its 2019 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2018 (the "Form 10-K") may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). The PSLRA provides a "safe harbor" for forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements with respect to us specifically and the insurance and reinsurance business generally, investments, capital markets and the general economic environments in which we operate. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "seek," "will," and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

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

Unless the context suggests otherwise, references in this Annual Report on Form 10-K to the "Company" refer to Blue Capital Reinsurance Holdings Ltd., and references to "we," "us," "our" or "Blue Capital" refer to Blue Capital Reinsurance Holdings Ltd. and its consolidated subsidiaries. References to "Blue Capital Re" refer to Blue Capital Re Ltd., the Company’s wholly-owned reinsurance company, which is licensed as a Class 3A insurer in Bermuda under the Insurance Act 1987, as amended and its related regulations of Bermuda (the "Insurance Act"). References to "Blue Capital Re ILS" refer to Blue Capital Re ILS Ltd., Blue Capital Re’s wholly-owned subsidiary. References to "insurer" also include "reinsurer." References to "Sompo International" refer to Sompo International Holdings Ltd. which through its operating subsidiaries focuses on underwriting specialty lines of personal and commercial property and casualty insurance and reinsurance on a global basis. References to "Blue Water Re" refer to Blue Water Re Ltd., a wholly-owned subsidiary of Sompo International. Blue Water Re is registered in Bermuda under the Insurance Act as a special purpose insurer, which provides collateralized property catastrophe reinsurance coverage and related products. The Manager, a wholly-owned subsidiary of Sompo International, is licensed in Bermuda to carry on investment business under the Investment Business Act 2003, as amended (the "Investment Business Act") and as an agent and manager under the Insurance Act. The Manager provides underwriting, investment management, insurance management and other administrative services to the Company.

References in this Annual Report on Form 10-K to "GAAP," refer to accounting principles generally accepted in the U.S.

PART I

Item 1.         Business

OVERVIEW

The Company

We are a Bermuda exempted limited liability company that, through our subsidiaries, provides collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. We were incorporated under the laws of Bermuda on June 24, 2013 and we commenced operations on November 12, 2013. Our headquarters and principal executive offices are located at Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda, which is also our registered office.

Our Common Shares trade on the New York Stock Exchange under the symbol "BCRH" and on the Bermuda Stock Exchange under the symbol "BCRH.BH."

Our largest shareholder, Sompo International, is a holding company headquartered in Bermuda which through its operating subsidiaries focuses on underwriting specialty lines of personal and commercial property and casualty insurance and reinsurance on a global basis. Sompo International together with its wholly owned subsidiary, Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), owned 33.2% of the Company's outstanding Common Shares as of December 31, 2018.

Our business strategy is to build and maintain a diversified portfolio of reinsurance risks that are intended to generate underwriting profits, which we intend principally to distribute to our shareholders through the payment of dividends, with returns commensurate with the amount of risk assumed. We seek to provide our shareholders with the opportunity to own an alternative asset class whose returns we believe have historically been largely uncorrelated to those of other asset classes, such as global equities and bonds. Subject to the discretion of our board of directors (the "Board"), we intend to distribute a minimum of 90% of our annual Distributable Income to holders of our Common Shares. "Distributable Income," a non-GAAP measure, means our GAAP net income plus (minus) non-cash expenses (revenues) recorded in our net income for the period. Subject to the discretion of the Board, we intend to make regular quarterly dividend payments for each of the first three quarters of each year, and either repurchase Common Shares or pay a special dividend after the end of the year should funds be available. See "Overview" contained in Item 7 herein.

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

The Property Reinsurance Market

Property insurance companies issue insurance policies in exchange for premiums paid by the policyholder. An insurance policy is a contract between the insurance company and the policyholder whereby the insurance company agrees to pay for losses suffered by the policyholder that are covered under that contract. Property insurance typically covers the financial consequences of accidental losses to the policyholder’s property due to natural and man-made catastrophes, subject to deductibles and other policy limitations. Casualty insurance mainly protects a person or a business against legal liability for losses caused by injury to other people or the property of others. Many insurance policies will cover both property and casualty risks. However, given the difference in nature between property and casualty risks, the reinsurance markets for these types of risks tend to be separate and distinct. Our reinsurance activities focus predominately on property risks.

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

Quota Share Retrocessional Agreements with Sompo International or Other Third-Party Reinsurers

Blue Capital Re participates in quota share retrocessional reinsurance agreements with Sompo International pursuant to the BW Retrocessional Agreement, or directly with other sophisticated reinsurance or insurance companies (those with either a minimum A.M. Best financial strength rating of "A-" (Excellent) or better (or an equivalent rating with another recognized rating agency)), or insurers and reinsurers that are not rated or do not fall within this threshold on a case-by-case basis . These agreements allow Blue Capital Re to participate in an agreed percentage of the risks and premiums of certain reinsurance contracts on a proportional basis, with exposure capped at the amount of collateral required to support the contract. In exchange, the ceding reinsurer charges Blue Capital Re a commission override, which is a percentage of the premiums on these contracts, to compensate it for sourcing the business and retaining the tail risk (meaning the amount of proportional contractual limits in excess of collateral required) of these reinsurance contracts. The ceding reinsurer is also reimbursed for acquisition costs, including brokerage and federal excise taxes, and may receive a profit commission in the event of favorable loss experience. These arrangements are negotiated on a case-by-case basis, allowing Blue Capital Re to partake either in a portion or the entirety of the reinsurer’s portfolio or only in certain classes of reinsurance, as determined by the Manager, subject to our underwriting guidelines and the oversight of the Board.

Third-Party Reinsurance, Direct with Cedant or via a Fronting Arrangement

Blue Capital Re also provides reinsurance to third-party insurance and reinsurance companies through reinsurance contracts, either directly with the cedant or on a fronted basis. Blue Capital Re’s exposure under these reinsurance contracts is calculated on an ultimate net loss basis, ultimate net loss meaning the actual loss or losses paid out by the cedant or retrocedant and for which the cedant or retrocedant has become liable in respect of insurance policies entered into by the cedant as an insurer or reinsurer. Generally, cedants decide to cede business to a reinsurer based on the quality of a reinsurer’s financial strength rating or, if it is unrated, on the demonstrated ability of a reinsurer to cover claims. Blue Capital Re fully collateralizes its reinsurance obligations. The collateral is held in trust for the term of the related contract (or, in the event of a covered loss, until the resolution of any claims under the contract).

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

We typically deploy at least 50% of our portfolio in indemnity reinsurance, indemnity retrocession and quota share retrocessional agreements. Taking into account our underwriting guidelines and the targeted allocation described above, we expect that the majority of our portfolio will be allocated to traditional indemnity reinsurance (including quota share retrocessional agreements).

Geographic Diversity

We pursue a geographically diversified reinsurance strategy with an emphasis on the 14 individual zones set out below. We seek to maintain a projected net exposure from any one catastrophe loss event in any individual zone at or below 50% of our shareholders’ equity.

North America	Europe	Rest of World

· U.S. Northeast · U.S. Southeast · U.S. Florida · U.S. Gulf · U.S. New Madrid · U.S. Midwest · U.S. California · U.S. Hawaii · Canada	· Europe	· Australia · New Zealand · Japan · South America

Examples of individual zones include: U.S. Florida Windstorm (1st event), U.S. Florida Windstorm (2nd event), European Windstorm (1st event), European Windstorm (2nd event), U.S. California Earthquake (1st event), Japan Earthquake (1st event) and U.S. Midwest Aggregate. The Company to the best of its knowledge has not made and does not have current plans to have any contacts with any governments or entities targeted by U.S. sanctions including those applicable to Sudan, Syria and Iran.

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

Term
We generally may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until November 5, 2021, whether or not the Manager’s performance results are satisfactory. Each of these agreements renews automatically on November 5, 2021, and every three years thereafter, unless terminated in accordance with its terms. During the term of these agreements, we may not enter into any other investment management, underwriting and insurance management or services agreement.

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

Capital Management Policy

The Company has in the past and intends to continue to distribute a minimum of 90% of its annual Distributable Income to shareholders and to make such distributions through regular quarterly dividend payments for each of the first three quarters of each year, and either repurchase Common Shares or pay a special dividend after the end of the year should funds be available. Although the Company’s year-end net income (if any) will vary from year-to-year, the Company expects that in most years the sum of its regular quarterly dividend payments will be less than 90% of its annual Distributable Income. If this is the case, the Company intends to commence a Common Share repurchase program or declare a special dividend in the following year to distribute an amount that, taken together with the prior year’s regular quarterly dividends, will be at least 90% of its Distributable Income for the prior calendar year. The declaration and payment of a special dividend or commencement of a Common Share repurchase program, if any, may not occur until a significant period of time after the completion of the Company’s calendar year. The commencement of a Common Share repurchase program for a portion of Distributable Income may be elected by the Board thereby reducing or eliminating a special dividend. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview" contained in Item 7 herein.

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

GROSS PREMIUMS WRITTEN

During the years ended December 31, 2018 and 2017, we wrote $33.2 million and $46.1 million of gross reinsurance premiums, respectively.

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

The following table sets forth a breakdown of our gross reinsurance premiums written by broker for the years ended December 31, 2018 and 2017:

	Year Ended		Year Ended
($ in millions)	December 31, 2018		December 31, 2017
Aon Benfield	$6.9	21%	$16.1	35%
Marsh & McLennan Companies, Inc.	11.6	35%	11.9	26%
Willis Towers Watson	8.7	26%	10.8	23%
All other brokers	6.0	18%	6.0	13%
Gross premiums written through brokers	33.2	100%	44.8	97%
Gross premiums not written through brokers	—	—%	1.3	3%
Total gross premiums written	$33.2	100%	$46.1	100%

During 2018, the majority of our reinsurance premiums written included in the table above were derived from a quota share retrocessional reinsurance agreement with Sompo International pursuant to the BW Retrocessional Agreement. As illustrated, the majority of our reinsurance premiums written are sourced through a limited number of brokers, with Aon Benfield, Marsh & McLennan Companies, Inc. and Willis Towers Watson providing a total of 82% of our gross reinsurance premiums written for the year ended December 31, 2018.  We are therefore highly dependent on these brokers and a loss of all or a substantial portion of the business provided by one or more of these brokers either to Sompo International or directly to us could have a material adverse effect on our financial condition and results of operations. See "Risk Factors" contained in Item 1A herein.

Gross Premiums Written By Geographic Area of Risks Insured

We seek to diversify our exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.

The following table sets forth a breakdown of gross reinsurance premiums written by geographic area of risks insured for the years ended December 31, 2018 and 2017:

	Year Ended		Year Ended
($ in millions)	December 31, 2018		December 31, 2017
Worldwide (1)	$28.9	87%	$36.3	78%
USA:
Nationwide	0.8	2%	2.1	4%
Florida	1.9	6%	4.9	10%
Gulf region	0.5	1%	0.7	2%
California	—	—%	0.3	1%
Midwest region and other	0.5	2%	0.3	1%
Northeast	—	—%	0.3	1%
Mid-Atlantic region	—	—%	0.3	1%
Worldwide, excluding U.S. (2)	0.6	2%	0.9	2%
Total gross premiums written	$33.2	100%	$46.1	100%

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

Service Agreements with Sompo International

We rely on the Manager for services that are essential to the operation of our business. The Manager is a wholly-owned subsidiary of Sompo International. As of December 31, 2018 Sompo International owned 33.2% of our outstanding Common Shares and had two representatives on our Board which consists of five directors.

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

We consider our primary competitors to include: Aeolus Capital Management, Markel CatCo Investment Management, Credit Suisse Asset Management, Leadenhall Capital, Lloyd’s of London, Nephila Capital Ltd., Pillar Capital, RenaissanceRe Holdings Ltd., Validus Reinsurance, Ltd., Everest Re Group Ltd., Hiscox Ltd. and any property catastrophe reinsurance sidecars or other similar vehicles managed or sponsored by them.

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

The BMA has enacted various legislative and regulatory amendments to the Insurance Act to aid in Bermuda’s achievement of regulatory equivalence with that of the European Commission's Solvency II framework in relation to commercial insurance entities. Bermuda was awarded full equivalence for commercial insurers under Europe's Solvency II regime applicable to insurance companies, which regime came into effect on January 1, 2016. The Insurance Act now : (i) requires certain classes of insurers (including the Company) to maintain their head offices in Bermuda; (ii) requires insurers to notify the BMA, in addition to any increase, of any reduction or disposal of shares taking a shareholder controller below 10%, 20%, 33% or 50%; (iii) permits certain classes of insurers to submit condensed audited GAAP financial statements; and (iv) establishes the minimum criteria of matters of material significance whereby the approved auditor is required to provide written notice to the BMA of those matters that would impact the BMA’s discharge of its functions under the Insurance Act. The Insurance Returns and Solvency Regulations 1980 also now include the items and the content of the documents to be submitted as part of the required statutory financial returns for insurers carrying on special purpose business. The Insurance Act requires insurers and insurance groups to meet regulatory capital and reporting requirements on a statutory economic capital and surplus basis. All insurers are also required to implement corporate governance policies and processes as the BMA considers appropriate given the nature, size, complexity and risk profile of the insurer and all insurers, on an annual basis, are now required to deliver a declaration to the BMA confirming whether or not they meet the minimum criteria for registration. All Class 4, Class 3B and Class 3A insurers are required to produce and publish a Financial Condition Report on their website, or provide a copy to the public on request if they do not have a website, as part of its annual Bermuda Capital and Solvency Requirement. The Financial Condition Report provides particulars on the business performance, governance structure, risk profile, solvency valuation, and capital management of the insurer.

In January 2019, the BMA implemented a requirement for an alternative capital schedule to be filed for December 31, 2017 year-end filings and onwards. The Company will be required to complete and file with the BMA this schedule with respect to any of its alternative capital structures. The BMA has confirmed that alternative capital is where insurers conduct business that is financed by a mechanism other than shareholders’ capital of the (re)insurance company. This may take various forms such as catastrophe (cat) bonds, industry loss warranties, sidecars, collateralized reinsurers, longevity and mortality bond/swaps, hybrid securities such as preference shares, swaps, and contingent capital such as letters of credit, among others. The filings are confidential, but the BMA may produce valuable aggregate statistics for publication from the information provided in the filings.

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

Regulation of Brokers and Agents

In addition to being registered as an insurance manager under the Insurance Act, the Manager is registered as an agent under the Insurance Act. Insurance brokers and insurance agents have historically been lightly regulated in Bermuda. However, in line with international standards in this space, the BMA has implemented more rigorous regulation. The Insurance Act has been amended to extend certain provisions to regulated insurance brokers and agents. These changes are effective of as December 31, 2018 and include that: (i) the BMA may make rules prescribing prudential standards in relation to insurance brokers and agents (which will include an annual report) and apply penalties for failure to file statutory returns; (ii) brokers and agents are required to maintain lists of insurers for which they act, (iii) brokers and agents are required to notify the BMA within 14 days of any change of shareholder controller or officer; and (iv) brokers and agents are required to have sufficient indemnity insurance cover. The BMA has provided a template annual reporting form and a draft Code of Conduct for insurance brokers and agents which establishes the duties, requirements and standards to be complied with by all insurance brokers and agents registered under Section 10 of the Insurance Act, including the procedures and sound principles to be observed by such persons.

The BMA has also indicated that insurance brokers and agents will annually be required to file: (i) a return accompanied by a copy of the insurance broker or agent’s management accounts for the financial year and business plan for the next financial year; and (ii) a declaration signed by two directors (one of whom may be the chief executive officer) of the insurance broker or agent confirming that to the best of their knowledge and belief the information in the annual return is fair and accurate. Insurance brokers and agents, including the Manager, will be expected to comply with the Code of Conduct by June 30, 2019.

Regulatory Framework

The Insurance Act imposes solvency and liquidity standards on Bermuda insurance companies, as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers. The Insurance Act distinguishes between insurers (which term includes reinsurers) carrying on long-term business, general business (being everything except life, annuity and certain types of accident and health insurance) and special purpose business. There are six main general business classifications for insurers ranging from Class 1 (pure captives) to Class 4 (very large commercial underwriters), with Class 4 insurers being subject to the strictest regulation. There is only one classification of special purpose insurer, although special purpose insurers have been categorized effective as of December 31, 2018 into unrestricted special business insurers and restricted special purpose insurers. Insurers carrying on “restricted special purpose” business may only conduct special purpose business with specific insureds approved by the BMA. Insurers carrying on “unrestricted special purpose” can conduct special purpose business with any insureds. The Insurance Act also provides for other additional categories of insurers with limited licenses to encourage innovation in the insurance industry. These include Class IGB insurers, meaning insurers carrying on general business in an innovative or experimental manner, and Class ILT insurers, meaning insurers carrying on long-term business in an innovative or experimental manner.

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

Principal Representative, Head and Principal Office. Every registered insurer or reinsurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda, subject to certain prescribed requirements under the Insurance Act. Further, any registered insurer that is a Class 3A insurer or above is required to maintain a head office in Bermuda and direct and manage its insurance business from Bermuda. The 2015 amendments to the Insurance Act provided that in considering whether an insurer satisfies the requirements of having its head office in Bermuda, the BMA may consider (i) where the underwriting, risk management and operational decision making occurs; (ii) whether the presence of senior executives who are responsible for, and involved in, the decision making are located in Bermuda; and (iii) where meetings of the board of directors occur. The BMA will also consider (i) the location where management meets to effect policy decisions; (ii) the residence of the officers, insurance managers or employees; and (iii) the residence of one or more directors in Bermuda. Additionally, the BMA may look to the location of the insurance manager for determining whether a head office is in Bermuda.

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

Blue Capital Re is a licensed insurer in Bermuda, and so it may carry on activities from Bermuda that are related to and in support of its insurance business. Effective as of January 1, 2019, the Insurance Act was amended to prohibit the entry into non-insurance business by both commercial and non-commercial insurers. However, all insurers will continue to be able to engage in non-insurance business where such business is ancillary to the insurance business carried on by the insurer.

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
The Companies and Limited Liability Company (Beneficial Ownership) Amendment Act 2017, Exchange Control Amendment Act 2018 and the Partnership, Exempted Partnerships and Limited Partnership (Beneficial Ownership) Amendment Act 2018 came into operation on March 23, 2018, and created a requirement for entities (that are not exempt) to maintain and file a register of beneficial ownership with the BMA. There was a six-month transition period for this legislation, which has been further extended, and entities are required to have a beneficial ownership register in place by February 28, 2019. The BMA has confirmed that regulated entities (e.g. insurers registered under the Insurance Act) and listed-entities and their subsidiaries are exempt and do not need to maintain a beneficial ownership register. Therefore, no further action is required by the Company or its Bermuda subsidiaries in respect of the beneficial ownership requirements.
The Economic Substance Act 2018 and the Economic Substance Regulations 2018 (the “ESA”) came into effect on December 31, 2018, and apply to all Bermuda registered companies, limited liability companies and partnerships with separate legal personality engaged in relevant activities. Existing Bermuda entities have until June 30, 2019 to comply. Additional changes are anticipated to this legislation and further guidance on its application will be provided by the Bermuda authorities. However, the ESA currently provides that all relevant entities (which includes Bermuda companies, limited liability companies and partnerships that have elected to have separate legal personality) engaged in relevant activities must maintain a substantial economic presence in Bermuda. A relevant activity is defined in the ESA as “banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service centre, intellectual property and holding entities”. For companies registered under the Insurance Act, it is anticipated that the ESA will mean little change in practice other than the filing of an annual economic substance declaration. For pure holding companies, the ESA specifies that they only need to meet the minimum requirements, which means compliance with the Companies Act 1981, as amended, the filing of an annual economic substance declaration, and confirmation that such holding companies have “adequate employees for holding and managing equity participations and adequate premises in Bermuda”. The term “adequate” is not defined in the ESA and the scope of the requirement will need to be assessed on a case by case basis in the particular circumstances. Government guidance notes are expected to address the parameters of what constitutes “adequate” for different types of entities. The Company currently has a substantive connection to Bermuda and is monitoring these developments to confirm what if any additional actions may be required.

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

IMPLICATIONS OF BEING A SMALLER REPORTING COMPANY

We qualify as a "smaller reporting company" as defined in Item 10(f) of Regulation S-K of the Securities Act of 1933. As a result, we are eligible to take advantage of scaled disclosure requirements and financial reporting requirements made available in Regulation S-K for smaller reporting companies and Article 8 of Regulation S-X. These scaled disclosure requirements include, but are not limited to:

•	Selected financial data, under Regulation S-K, Item 301 is not required;

•	No requirement to provide supplementary financial information, under Regulation S-K, Item 302;

•	Financial statement schedules, under Regulation S-X, Article 12 are not required;

•
Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations are only required to present two years rather than three years of financial results;

•	No risk factors required to be disclosed in filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
 We intend to take advantage of some, but not all, of the scaled disclosure requirements available to smaller reporting companies. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you invest.

We will continue to qualify to be a smaller reporting company provided we meet the following criteria (i) Public float of less than $250 million; or (ii) Less than $100 million of annual revenues and no public float, or public float of less than $700 million. In addition, we are deemed to be an "accelerated filer," as defined under the Exchange Act. As a result we will remain subject to the requirements that apply to accelerated filers, including the timing of the filing of periodic reports and the requirement that accelerated filers provide the auditor's attestation of management's assessment of internal control over financial reporting required by Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

We will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested). Requests should be directed to Investor Relations, Blue Capital Reinsurance Holdings Ltd., Suite No. 784, 48 Par-la-ville Road, Hamilton, Bermuda HM 11, telephone (441) 278-0988 or investorrelations@sompo-intl.com. All such documents are also physically available at our principal office at Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda.

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

The global geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas throughout the world, including, but not limited to, windstorms in the United Kingdom and continental Europe, hurricanes in Florida, the Gulf Coast and the Atlantic coast regions of the United States, typhoons and earthquakes in Japan, New Zealand, Australia and other parts of Southeast Asia, earthquakes in California and the Pacific Northwest and New Madrid region of the United States, wildfires in the forested regions of the United States and Canada and hail, tornado and flooding in the Midwestern United States. From time to time, we may have greater exposures in one or more of these geographic areas than our overall share of the worldwide market might suggest. Accordingly, when and if catastrophes occur in these areas, we may experience relatively more severe negative results from such events than our competitors.

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

We market our reinsurance worldwide through reinsurance brokers. In the year ended December 31, 2018, our top three brokers represented approximately 82% of our reinsurance premiums written. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

Our CEO is the President and CEO of the Manager, the CFO of Sompo International and does not dedicate all of his time to running our business and is not required to dedicate any specific amount of time to running our business. As a result of his other obligations, our CEO may not be able to dedicate as much time to running our business as would a typical CEO, and he may face conflicts of interest that may make it difficult for him to operate our business.

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

Our Chairman and CEO, CFO and the officers of the Manager are compensated by Sompo International.

Our Chairman and CEO, CFO and the officers of the Manager are employees of Sompo International and are compensated by Sompo International, including through membership in Sompo International’s incentive compensation plans. As a result, they may, consciously or unconsciously, favor Sompo International in dealings among us, Sompo International and the Manager.

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

There may be conflicts of interest that arise out of our relationship with Sompo International and the Manager. Our Chairman, CEO and CFO are employees of Sompo International. In addition, the Manager is wholly-owned by Sompo International. As a result, our officers, our directors or the Manager may have conflicts between their duties to us and their duties to, and interests in, Sompo International or other parties.

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

We generally may not terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement other than at three year intervals, whether or not the Manager’s performance is satisfactory, and under certain circumstances we will have to pay a termination fee if either the Investment Management Agreement or the Underwriting and Insurance Management Agreement is terminated or not renewed. We may not amend or modify any provision of either the Investment Management Agreement or the Underwriting and Insurance Management Agreement without the prior written consent of the Manager.

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

We primarily enter into fully-collateralized reinsurance contracts and, as a result, our capacity for entering into reinsurance contracts or other investments is limited by our equity capital, and we are only able to redeploy that capital in future periods after it is released from prior collateral trust accounts.

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

For as long as we are a smaller reporting company, we will not be required to comply with certain reporting requirements that apply to other public companies.

We are a smaller reporting company, as defined in Item 10(f) of Regulation S-K of the Securities Act. We have taken advantage of, and we plan in future filings with the SEC to continue to take advantage of, certain scaled disclosure requirements and financial reporting requirements that are available to public companies that qualify as a smaller reporting company, under Regulation S-K and Regulation S-X. We do not know if some investors will find our Common Shares less attractive as a result of our taking advantage of certain of these exemptions. The result may be a less active trading market for our Common Shares and our share price may be more volatile.

We intend to continue to take advantage of these reporting exemptions until we are no longer a smaller reporting company. We will continue to be a smaller reporting company provided that we meet the thresholds set forth by the Securities Act, (i) Public float of less than $250 million; or (ii) Annual revenues of less than $100 million and no public float, or public float of less than $700 million.

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

If we do not meet the continued listing standards of the New York Stock Exchange, our common shares may be delisted.

If we do not meet the continued listing standards of the New York Stock Exchange, our common shares may be delisted from the New York Stock Exchange. The New York Stock Exchange requires us to continue to meet certain continued listing standards, including standards related to the trading price of our common shares, as well as our global market capitalization. We would be considered non-compliant if our average global market capitalization over a consecutive 30 trading-day period is less than $50,000,000 and, at the same time, our shareholders’ equity is less than $50,000,000. While we are currently in compliance with the New York Stock Exchange’s continued listing standards, we may not remain in compliance. If we do not meet the New York Stock Exchange’s continued listing standards, the New York Stock Exchange may notify us that we are not in compliance and we may be required to take corrective action to meet the continued listing standards; otherwise our common shares will be delisted from the New York Stock Exchange. A delisting of our common shares from the New York Stock Exchange would reduce the liquidity of, and may adversely affect the market price of and the number of investors willing to hold or acquire, our common shares. In addition, a delisting may cause dividends paid on our common shares to no longer qualify as “qualified dividend income” eligible for preferential tax rates. If our common shares are delisted from the New York Stock Exchange, you may not be able to sell your common shares at or above the price you paid, or at all, and our business may be materially adversely affected, including we may be unable to access the public capital markets.

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

Sompo International currently owns 2,914,269 Common Shares, representing 33.2% of our total outstanding Common Shares. These Common Shares may be sold into the market in accordance with Rule 144 under the Securities Act. In addition, Sompo International has the ability to require us to register the Common Shares it holds pursuant to a shareholder and registration rights agreement.

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

The Company and its subsidiaries are Bermuda companies. Each intends to operate in such a manner that none will be deemed to be engaged in the conduct of a trade or business within the United States. However, whether business is being conducted in the United States is an inherently factual determination. Because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the U.S. Internal Revenue Code of 1986, as amended (the "Code"), regulations or court decisions, the U.S. Internal Revenue Service (the "IRS") might successfully contend that any of the Company and/or its subsidiaries are/is engaged in a trade or business in the United States. A non-U.S. corporation deemed to be so engaged would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation is generally entitled to deductions and credits only if it timely files a U.S. federal income tax return. Each of the Company and Blue Capital Re file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that it is subject to U.S. federal income tax. The highest marginal federal income tax rates as of 2019 are 21% for a corporation's effectively connected income and 30% for the branch profits tax. If Blue Capital Re were to qualify for benefits under the tax treaty between the United States and Bermuda (the "Bermuda treaty"), Blue Capital Re would not be subject to U.S. income tax on any business profits of its insurance enterprise found to be effectively connected with a U.S. trade or business, unless that trade or business is conducted through a permanent establishment in the United States. Blue Capital Re does not have sufficient information about its ownership to determine whether it would be entitled to the benefits of the Bermuda Treaty. However, based on the information that it does possess, Blue Capital Re believes that it may not be entitled to the benefits of the Bermuda Treaty. If the Company and/or its subsidiaries were subject to U.S. federal income tax, our financial condition and results of operations, as well as an investment in our Common Shares, could be materially adversely affected.

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

On December 22, 2017, the United States enacted a budget reconciliation act amending the Internal Revenue Code of 1986 (the "TCJA"). Prior to the enactment of the TCJA, a “10% U.S. Shareholder” was defined as any shareholder that is a U.S. person that owns directly, indirectly or by attribution, 10% or more of the total voting power of the Company. However, for taxable years beginning after December 31, 2017, the TCJA expands the definition of a “10 % U.S. Shareholder” to include U.S. persons that own directly, indirectly or by attribution, 10% or more of either the total voting power of the Company or total value of the stock of the Company. TCJA also expands the application of the constructive ownership rules that are applied for determining whether a U.S. person is a 10% U.S. Shareholder of a foreign corporation. Under prior law, certain ownership attribution rules did not apply so as to treat a U.S. person as owning stock that is owned by a non-U.S. person. TCJA has repealed this limitation. Consequently, under the new attribution rules, Common Shares owned by Endurance Bermuda would be treated as owned by Endurance U.S. Holdings Corp. Accordingly, Endurance U.S. Holdings Corp. would be treated as a 10% U.S. Shareholder for purposes of determining whether Blue Capital Re is a CFC. The Senate Finance Committee suggested, however, that the repeal of the limitation to the ownership attribution rules is not intended to cause a foreign corporation to be treated as a CFC with respect to an unrelated U.S. person, such as an investor for example. Until further guidance is issued by the U.S. Treasury Department or the IRS confirms or otherwise codifies this intent, based on the technical application of the TCJA, we would be treated as a CFC for purposes of taking into account our insurance income. By expanding the constructive ownership rules and the definition of 10% U.S. Shareholder, the TCJA will increase the likelihood that an investor could be treated as a 10% U.S. Shareholder in 2018 and in any subsequent taxable years. Investors should consult their tax advisors regarding the application of the CFC rules to an investment in our Common Shares.

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

A foreign corporation will generally be considered a PFIC during a given year if (i) 75% or more of its gross income constitutes "passive income" or (ii) 50% or more of its assets produce passive income. For purposes of the PFIC determination, passive income generally includes interest, dividends, annuities and other investment income. The PFIC statutory provisions contain an express exception for income derived in the active conduct of an insurance business. The PFIC statutory provisions also contain a look-through rule stating that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it received directly its proportionate share of the income and as if it held its proportionate share of the assets of any other corporation in which it owns at least 25% by value of the shares. While no explicit guidance is provided by the statutory language, under this look-through rule the Company should be deemed to own the assets and to have received the income of Blue Capital Re directly for purposes of determining whether it qualifies for the insurance business exception.

The TCJA limited the exception applicable to corporations engaged in the active conduct of an insurance business by requiring that the applicable insurance liabilities of such corporation exceed 25 percent of its total assets for the exception to apply. It is unclear how liability reserves are measured and taken into account for purposes of determining the applicable insurance liabilities. We currently meet the 25% test based on our insurance liability reserves as at December 31, 2018 and therefore we believe we should not be considered a PFIC for U.S. federal income tax purposes for the year then ended. Due to the uncertainties and ambiguities in the application of the PFIC provisions, however, there can be no assurance that the IRS will agree with our belief regarding PFIC status. Moreover, in the future if we experience a period with a lower incidence of loss events impacting our portfolio of business and in which our current estimates for insurance liabilities are settled, it is possible that we will no longer meet the 25% test. If a corporation fails the 25% test, the TCJA provides an alternative test which permits a U.S. person that owns stock in such corporation to elect to treat such stock as stock of a qualifying insurance corporation if (A) the corporation's applicable insurance liabilities are at least equal to 10% of its total assets and (B) under Treasury Regulations to be issued, based on the applicable facts and circumstances, (i) the corporation is predominantly engaged in an insurance business and (ii) the failure to satisfy the 25% test is due solely to runoff-related or rating-related circumstances involving such insurance business. Since there are no current Treasury Regulations interpreting this alternative test, it is not clear what facts and circumstances would be required to satisfy the test or the procedures required to make the election. Consequently, although there are ambiguities in the application of the relevant provisions of the TCJA and the PFIC provisions in general, it appears that under current law it is possible that we could be considered a PFIC in future taxable years.

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

Item 2.         Properties

The Company leases office space from Sompo International in Pembroke, Bermuda, through the Administrative Services Agreement.

Item 3.         Legal Proceedings

Blue Capital Re, pursuant to the BW Retrocessional Agreement, previously provided for a reinsurance recovery through its participation in an Industry Loss Warranty protection purchased by Blue Water Re. The counterparty to the Industry Loss Warranty disputed the claim for the recovery, which was based upon the size of an insured industry loss calculated based upon third-party data.

In June 2018, Blue Capital Re ILS, together with two other vehicles managed by the Manager, commenced legal proceedings against certain parties relating to the purchase by Blue Capital Re ILS of a parametric insurance product called an Industry Parametric Protection that provided coverage if the sustained wind speed during a hurricane or tropical storm exceeded a pre-selected trigger.

In February 2019, the parties involved in the disputes described above reached an agreement to resolve all matters and withdraw the pending claims.  The impact of the settlement has been considered in the determination of recording the Company's best estimate of loss and LAE reserves as of December 31, 2018.

In addition to the disputes described above, Blue Capital Re, as a reinsurer, is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Blue Capital Re's estimates of possible losses incurred in connection with such legal proceedings are provided for as "loss and loss adjustment expenses" on its Unaudited Consolidated Statements of Loss and Comprehensive Loss and are included within "loss and loss adjustment expense reserves" on its Consolidated Balance Sheets. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Shares are listed on the New York Stock Exchange under the symbol BCRH and the Bermuda Stock Exchange under the symbol BCRH.BH. The quarterly range of the high and low New York Stock Exchange closing prices for our Common Shares during the most recent two fiscal years were as follows:

	High	Low

2018
Fourth quarter	$10.46	$5.36
Third quarter	11.65	9.40
Second quarter	12.20	9.70
First quarter	13.15	11.10
2017
Fourth quarter	$17.80	$12.00
Third quarter	19.95	14.05
Second quarter	19.90	17.95
First quarter	20.65	18.35

Registered Holders of Common Shares

As of February 25, 2019, we had 4 registered holders of Common Shares.

Dividends Declared on Common Shares

During 2018 and 2017 we declared and paid quarterly dividends of $0.30 per Common Share during each of the first three quarters. The Company did not pay a special dividend with respect to 2018 or 2017 as a result of the net losses recorded for the years. The aggregate dollar value of all dividends declared with respect to 2018 and 2017 was $7.9 million and $7.9 million, respectively. See "Overview" contained in Item 7 herein.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2018, with respect to our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	16,892	—	53,443

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

As of December 31, 2018, there were 16,892 RSUs outstanding under the 2013 LTIP. These RSUs were granted to our directors in 2018, 2017 and 2016 and vest in three equal annual installments based on continuous service, payable in Common Shares at the time of vesting.

Recent Sales of Unregistered Securities

The Company did not sell any securities, which are not registered under the Securities Act, within the past two years.

Issuer Purchases of Common Shares

The Company did not repurchase any Common Shares during the three month period ended December 31, 2018.

Item 6.         Selected Financial Data

Not applicable.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2018 and 2017, and our financial condition as of December 31, 2018 and 2017. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere in this report.

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

The majority of our property catastrophe business is originated during the key January and June annual renewal periods. We experienced an overall risk adjusted rate increase of approximately 12% on the risks we wrote during the January 2018 renewals and 4.5% during the June 2018 renewals, reflecting the impact of the 2017 loss events and a reversal of pricing declines experienced in recent years.

While good progress was made in 2018 to reduce volatility and improve the balance of our portfolio, adverse development from 2017 events and another active catastrophe year in 2018 masked underlying improvements. These improvements were evident in our current accident year loss ratio for the 2018 year which, while elevated at 94.3%, was significantly improved from the 169.1% achieved for the full year in 2017. Our 2018 portfolio benefited from increased rates, better balance and improved retrocessional protection.

Looking forward, market conditions remain competitive. While loss exposed contracts saw some pricing increases, the January 2019 renewals were relatively flat overall. As a result, we non-renewed several underperforming contracts and focused our capital deployment on quota share contracts which have historically generated better returns with lower volatility. We are closely monitoring market conditions for the upcoming April and June renewal periods where opportunities could emerge as more loss exposed contracts will be up for renewal during those periods.

During 2018, we recorded a net loss of $28.6 million and declared and paid quarterly dividends of $0.30 per Common Share and RSU during each of the first three quarters. The aggregate dollar value of all dividends declared with respect to 2018, totaled $7.9 million.

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

Exposure Management

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones at each treaty renewal date. Our last major treaty renewal date was January 1, 2019. On January 1, 2019 our estimated net exposures by zone were in compliance with our underwriting guidelines. Namely, our estimated net exposure from any one catastrophe loss event in any individual zone was at or below 50% of our then-projected shareholders’ equity at December 31, 2018.

These broadly defined major catastrophe zones are defined as follows:

North America:	Europe:	Rest of World :(1)

U.S. - Northeast	Europe	Australia
U.S. - Southeast		New Zealand
U.S. - Mid-Atlantic		Japan
U.S. - Florida		South America
U.S. - Gulf
U.S. - New Madrid
U.S. - Midwest
U.S. - California
U.S. - Hawaii
Canada

(1) The Company to the best of its knowledge has not made and does not have current plans to have any contacts with any governments or entities targeted by U.S. sanctions including those applicable to Sudan, Syria and Iran.

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

Our January 1, 2019 estimated single event loss exposures were within our underwriting guidelines. Namely, the estimated net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our then-projected December 31, 2018 shareholders’ equity, and the estimated net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our then-projected December 31, 2018 shareholders’ equity.

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

The table that follows details our estimated net impact from single event losses as of January 1, 2019 for selected zones at specified return periods. It is important to note that each catastrophe model we use contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Net Impact From Single Event Losses at Specified Return Periods

	Net Impact (Millions)	Return Period (1)	Percentage of December 31, 2018 Shareholders’ Equity
U.S. - Florida hurricane	$21	1 in 100 year	23%
Japan earthquake	9	1 in 250 year	10%
All other zones			less than 10%

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

Our consolidated results of operations for the years ended December 31, 2018 and 2017 were as follows:

($ in millions)	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues
Reinsurance premiums written	$33.2	$46.1
Change in net unearned reinsurance premiums	0.2	(0.1)
Net reinsurance premiums earned	33.4	46.0
Net gain from derivative instruments	—	2.3
Net investment income	2.0	1.1
Total revenues	35.4	49.4
Expenses
Underwriting expenses:
Loss and LAE - current year	31.5	77.9
Loss and LAE - prior year	19.0	1.1
Loss and LAE	50.5	79.0
Reinsurance acquisition costs	9.0	8.7
General and administrative expenses	4.5	4.9
Total expenses	64.0	92.6
Net loss and comprehensive loss	$(28.6)	$(43.2)

Loss and LAE ratio - current year	94.3%	169.1%
Loss and LAE ratio - prior year	56.9%	2.5%
Loss and LAE ratio	151.2%	171.6%
Acquisition cost ratio	26.9%	19.0%
General and administrative expense ratio	13.5%	10.7%
GAAP combined ratio	191.6%	201.3%

Reinsurance Premiums Written and Earned

During 2018 and 2017 we wrote $33.2 million and $46.1 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written in 2018, compared to 2017 was driven by a smaller capital base, lower reinstatement premiums and participation in greater cessions to third party reinsurers by Blue Water Re, partially offset by average risk adjusted price increases at the key renewal dates. See "Reinsurance Premiums and Acquisition Costs" in Note 1 of the Notes to Consolidated Financial Statements.

During 2018 and 2017, we earned $33.4 million and $46.0 million of reinsurance premiums, respectively. Our reinsurance premiums earned are primarily a function of the amount and timing of reinsurance premiums previously written.

Our reinsurance premiums written and earned during 2018 and 2017 included $4.6 million and $4.7 million, respectively of reinstatement premiums.

Net Gain or Loss From Derivative Instruments

During 2018, our in-force derivative contracts included the 2017 Outward ILW Swaps. During 2017, our in-force derivative contracts included the 2017 Outward ILW Swaps and the 2016 Outward ILW Swaps.

During the year ended December 31, 2018 we recognized less than $0.1 million of net loss from derivative instruments. During the year ended December 31, 2017, we recognized $2.3 million of net gain from derivative instruments. The Company did not enter into any ILW Swaps during 2018. Net gains from derivative instruments recorded in 2017 were due to a $4.7 million recovery that was triggered and settled on the 2017 Outward ILW Swaps resulting from the third quarter catastrophe events, partially offset by amortization of fixed payments.

See Note 4 of the Notes to the Consolidated Financial Statements.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
($ in millions)	2018	2017
Loss and LAE incurred - current year	$31.5	$77.9
Loss and LAE incurred - prior year	19.0	1.1
Total loss and LAE incurred	$50.5	$79.0

Loss and LAE ratio- current year	94.3%	169.1%
Loss and LAE ratio- prior year	56.9%	2.5%
Loss and LAE ratio	151.2%	171.6%

 During 2018, we incurred losses and loss adjustment expenses of $50.5 million primarily driven by the catastrophe events summarized in the following table together with reported attritional losses and incurred but not reported ("IBNR") reserves. The catastrophe event losses shown are net of recoveries from retrocessional protection purchased by Blue Water Re totaling $19.5 million. In addition, during the year ended December 31, 2018, we recognized $19.0 million of net adverse loss and LAE reserve development for estimated losses incurred related to 2017 catastrophe events, primarily Hurricane Irma, which made landfall in the U.S. in September 2017 following the receipt of new or revised loss information from our cedants.

During 2017, we established $79.0 million of loss and LAE reserves for estimated losses incurred primarily driven by the catastrophe events summarized in the following table, together with reported attritional losses and incurred but not reported ("IBNR") reserves. In addition, during the year ended December 31, 2017 we recognized $1.1 million of net adverse loss and LAE reserve development for estimated losses incurred primarily during 2016. The prior year loss and LAE development we recognized during 2017 was the result of new or revised loss information received from our cedants in respect of multiple 2016 loss events.

Event Date	Event	Loss and loss adjustment expenses	Event Date	Event	Loss and loss adjustment expenses
	(U.S. dollars in millions)	Year Ended December 31, 2018		(U.S. dollars in millions)	Year Ended December 31, 2017
August 2018	Typhoon Jebi	$0.8	August 2017	Hurricane Harvey	$6.0
August to December 2018	California Wildfires	1.6	September 2017	Hurricane Irma	36.6
September 2018	Hurricane Florence	1.5	September 2017	Hurricane Maria	3.7
September 2018	Typhoon Trami	0.4	October to December 2017	California Wildfires	2.5
October 2018	Hurricane Michael	15.5	September 2017	Aggregate & Second Event Losses Triggered By Multiple Catastrophe Events	21.2
August to December 2018	Aggregate & Second Event Losses Triggered By Multiple Catastrophe Events	8.1
		$27.9			$70.0

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

	Year Ended December 31,
($ in millions)	2018	2017
Commissions, brokerage costs, fronting fees and other	$8.8	$8.8
Profit commissions	0.2	(0.1)
Total reinsurance acquisition costs	$9.0	$8.7
Reinsurance acquisition cost ratio	26.9%	19.0%

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs in 2018 were comparable to the costs incurred during 2017. The reinsurance acquisition cost ratio has increased in 2018 compared to 2017 due to greater cessions to third party reinsurers by Blue Water Re which have reduced earned premiums. Our profit commissions incurred, which fluctuate based on our loss experience, were modestly higher in 2018 compared to 2017 as a result of adjustments to older underwriting year treaties.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2018 and 2017 .

	Year Ended December 31,
($ in millions)	2018	2017
Investment Management Agreement fees	$1.8	$2.4
Administrative Services Agreement fees	0.6	0.6
Underwriting and Insurance Management Agreement fees	—	0.4
Public company expenses	2.1	1.5
Total general and administrative expenses	$4.5	$4.9
General and administrative expense ratio	13.5%	10.7%

See Note 11 of the Notes to Consolidated Financial Statements for detailed information regarding the nature of the expenses that we incur pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement.

The expenses we have incurred pursuant to the Investment Management Agreement and the Administrative Services Agreement has decreased slightly in 2018 as compared to 2017, due to the lower equity base. During 2018, we incurred no performance fees pursuant to the Underwriting and Insurance Management Agreement compared to $0.4 million during 2017. The absence of performance fees since the first half of 2017 is due to the underwriting losses recorded in the ensuing period.

Our public company expenses incurred during the years presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company. The increase in these expenses during the year ended December 31, 2018, versus those of 2017, is due to higher professional fees and legal expenses.

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

The primary sources of cash for the Company’s operating subsidiaries are capital contributions, premium collections, issuances of and net income from insurance-linked securities and reinsurance recoveries. The primary uses of cash for the Company’s operating subsidiaries are payments of loss and LAE, reinsurance acquisition costs, general and administrative expenses, including fees payable to the Manager, ceded reinsurance, purchases of and net losses from insurance-linked securities and dividends and distributions. As a result of the net losses recorded in 2018 and 2017, until such time as Blue Capital Re extinguishes its retained deficit position, the payment of dividends are subject to return of capital restrictions. Blue Capital Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of Blue Capital Re’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital. As of December 31, 2018, Blue Capital Re could pay a dividend or return additional paid-in-capital totaling approximately $22.6 million (2017 - $23.9 million) without prior regulatory approval based upon Bermuda law and regulations.

As of December 31, 2018 and 2017, the Company held $2.2 million and $6.0 million of cash and cash equivalents which represented unencumbered cash on hand.

On May 6, 2016, the Company entered into the 2016 Credit Facility with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Sompo International. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes. Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points. A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt. If the Company fails to comply with any of these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. The 2016 Credit Facility was amended on July 31, 2018 to extend its expiry to September 30, 2020 under identical terms. As of December 31, 2018, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility. On December 31, 2018, Endurance Investment Holdings Ltd. merged into its parent, Endurance Bermuda, and the obligations of the Lender were assumed.

As of December 31, 2018, we had outstanding borrowings of $4.0 million (2017 - nil) under the 2016 Credit Facility, which were subject to annual interest rates ranging between 3.91% and 4.11%.

The Company intends to ultimately repay its outstanding borrowings under the Credit Facility with funds it expects to receive from Blue Capital Re, which are made available to Blue Capital Re in the normal course through scheduled releases of funds held as collateral.

During 2018 and 2017, we declared and paid quarterly cash dividends of $0.30 per Common Share and RSU during each of the first three quarters of the year. In addition, in the first quarter of 2017 we declared a special dividend of $0.59 per Common Share and RSU with respect to the 2016 fiscal year. The total amount of dividends paid to holders of Common Shares and RSUs during 2018 and 2017 was $7.9 million and $13.1 million, respectively.

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

Capital Resources

Our total shareholders’ equity (or total capital) was $90.7 million and $127.1 million at December 31, 2018 and 2017, respectively. The decrease in our total capital during the year ended December 31, 2018 was primarily the result of recording a net loss of $28.6 million and declaring $7.9 million in dividends to holders of Common Shares and RSUs.

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

Collateral Requirements and Restrictions

Each of the reinsurance contracts that Blue Capital Re writes is required to be fully-collateralized by cash and cash equivalents or funds held by reinsurance companies. This collateral is not available to Blue Capital Re for any other purpose until the expiration of the applicable reinsurance contract (or, in the event of a covered loss, the resolution of such loss under the applicable contract). As a result of the significant losses incurred from the catastrophe events of 2017 and 2018, in line with contractual requirements for buffer loss provisions in the treaties that the Company enters into, collateral that we would typically expect to be available at the key 2019 renewal dates will not be available for deployment. As of January 1, 2019 approximately 11% of projected shareholders' equity was unavailable for deployment as a result of buffer loss provision terms. We expect this locked up collateral will be released systematically through the course of 2019 and 2020.

Each industry loss warranty contract that Blue Capital Re ILS issues is required to be fully-collateralized by cash and cash equivalents. This collateral is not available to Blue Capital Re ILS for any other purpose until the expiration of the applicable industry loss warranty contract (or, in the event of a covered loss, the resolution of such loss under the contract).

Contractual Obligations and Commitments

The Company's contractual obligations as of December 31, 2018 are summarized as follows:

	Payments due by period
($ in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Loss and loss adjustment expense reserves	$49.9	$25.8	$19.2	$1.9	$3.0
Borrowings under the 2016 Credit Facility	4.0	4.0	—	—	—
Total	$53.9	$29.8	$19.2	$1.9	$3.0

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

As of December 31, 2018, our total shareholders’ equity was $90.7 million. Assuming that our average total shareholders’ equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $1.4 million per year pursuant to this agreement.

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

Since the Underwriting and Insurance Management Agreement is dependent on our future performance, we are unable to determine the amount of Performance Fees we would expect to pay the Manager in future periods pursuant to this agreement. During 2018, we have not incurred any Performance Fees pursuant to this agreement.

As a result of the net losses recorded in the years ended December 31, 2018 and 2017, the company did not incur a Performance fee in 2018, and management estimates that the Company will not pay a Performance Fee in 2019 due to the rolling three year high water mark provision.

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

Certain Termination Provisions Associated with the Foregoing Agreements. We may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement other than in three year intervals, whether or not the Manager’s performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), we must pay a one-time termination fee to the Manager equal to 5% of our GAAP shareholders’ equity, calculated as of the most recently completed quarter prior to the date of termination.

As of December 31, 2018, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $4.5 million.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at December 31, 2018 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Regulation and Capital Requirements

The Company and its subsidiaries are subject to regulation and capital requirements established by supervisors in multiple jurisdictions. See Note 10 of the Notes to Consolidated Financial Statements for detailed information concerning our regulatory and capital requirements.

Off-Balance Sheet Arrangements

As of December 31, 2018, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

($ in millions)	Year Ended December 31, 2018	Year Ended December 31, 2017
Net cash provided by operations	$0.1	$14.4
Net cash used in financing activities	(3.9)	(13.1)
Net (decrease) increase in cash and cash equivalents	(3.8)	1.3
Cash and cash equivalents, beginning of year	6.0	4.7
Cash and cash equivalents, end of year	$2.2	$6.0

We experienced a net decrease of $3.8 million in our cash and cash equivalents during 2018 and a net increase of $1.3 million during 2017.

During the year ended December 31, 2018, our net releases of cash and cash equivalents from trusts established by Blue Water Re and cash inflows from other operating activities exceeded our payments of general and administrative expenses by $0.1 million. We also paid $7.9 million in dividends to holders of Common Shares and RSUs partially offset by borrowings under the 2016 Credit Facility of $4.0 million.

During the year ended December 31, 2017, our net releases of cash and cash equivalents from trusts established by Blue Water Re and cash inflows from other operating activities exceeded our payments of general and administrative expenses by $14.4 million. We also paid $13.1 million in dividends to holders of Common Shares and RSUs.

Repatriation of Cash

We do not have any operations outside of Bermuda and, accordingly, we do not expect to repatriate any cash or other assets from any other jurisdiction.

Summary of Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported and disclosed amounts of our assets and liabilities as of the balance sheet dates and the reported amounts of our revenues and expenses during the reporting periods. We believe the items that require the most subjective and complex estimates are: (1) our loss and LAE reserves; and (2) our written and earned reinsurance premiums. Our accounting policies for these items are of critical importance to our consolidated financial statements.

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

Since we rely on ceding company estimates of case and IBNR reserves in the process of establishing our own loss and LAE reserves, we maintain certain procedures designed to mitigate the risk that this information is incomplete or inaccurate. These procedures may include: (i) performing retrospective reviews regarding how the client's loss estimates held up for prior events; and (ii) holding discussions and meetings with the client and broker to ascertain further details and potential uncertainties impacting their estimates. We also utilize catastrophe model outputs and industry market share information to evaluate the reasonableness of reported losses, which are also compared to loss reports received from other cedants. These procedures are incorporated on an ongoing basis and are regularly evaluated and amended as market conditions, risk factors and unanticipated areas of exposure develop.

We do not expect to experience any significant claims processing backlogs, although such backlogs may occur following a major catastrophic event.

The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in our ultimate paid loss and LAE amounts being significantly greater or less than the loss and LAE reserves we initially established. Estimated ultimate losses for Hurricane Michael, Hurricane Florence, Typhoon Jebi, and the California fires which occurred in the latter half of 2018 are subject to particularly high uncertainty, as the large magnitude and recent occurrence of these events make damages particularly difficult to assess. There also remains significant uncertainty related to our loss estimates for Hurricane Irma due to continued judicial and claims issues in Florida related to the legal environment, the assignment of benefits issue, and the reopening of previously closed claims. In addition, there is a great deal of uncertainty regarding the extent to which judicial and regulatory rulings will cause uncovered perils, such as flood, to be covered by the ceding companies, which further increases the uncertainty around the ultimate loss estimates. Any adjustments to our loss and LAE reserves are reflected in our financial results during the period in which they are determined.

We have determined that our best estimates for our gross and net loss and LAE reserves at December 31, 2018 and 2017 were $49.9 million and $43.4 million respectively. The following table summarizes the composition of these reserves at December 31, 2018 and 2017:

	December 31,
($ in millions)	2018	2017
Gross and net IBNR	$25.1	$17.1
Gross and net Case Reserves	24.8	26.3
Gross and net unpaid loss and LAE reserves	$49.9	$43.4

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

Some of our reinsurance contracts may include contract terms that require an automatic reinstatement of coverage in the event of a loss. Reinstatement premiums are fully earned or expensed as applicable when a triggering loss event occurs and losses are recorded. We record reinstatement premiums on a basis consistent with our estimates of losses and LAE. During 2018 and 2017, we recorded net written and earned reinstatement premiums totaling $4.6 million and $4.7 million, respectively.

We routinely review the creditworthiness of our cedants on the basis of our market knowledge, the cedant’s current financial strength ratings, the timeliness of cedants’ past payments and the status of current balances owing. Based on our reviews, we have determined that we did not require an allowance for uncollectible reinsurance premiums receivable as of 2018 and 2017.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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
Management's Annual Report on Internal Control Over Financial Reporting
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
Management assessed the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2018, the Company maintained effective internal control over financial reporting.

Ernst & Young, Ltd., an independent registered public accounting firm, has issued their attestation report on the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Blue Capital Reinsurance Holdings Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Blue Capital Reinsurance Holdings Ltd.'s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Blue Capital Reinsurance Holdings Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Blue Capital Reinsurance Holdings Ltd. as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows for the years then ended, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda
March 1, 2019

Item 9B.      Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is reported under the captions "Directors, Executive Officers and Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s 2019 Proxy Statement and incorporated herein by reference.

The Company’s Code of Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.bcapre.bm. The Company’s Code of Conduct and Ethics is also available in print free of charge to any shareholder upon request.

The procedures for shareholders to nominate directors are reported under the caption "The Board and Committees - Shareholder Recommendations" in the Company’s 2019 Proxy Statement incorporated herein by reference.

Item 11.        Executive Compensation

The information called for by Item 11 is reported under the caption "Executive Compensation" in the Company’s 2019 Proxy Statement and incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 is reported under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Company’s 2019 Proxy Statement and incorporated herein by reference and included under "Securities Authorized for Issuance Under Equity Compensation Plans" contained in Item 5 herein.

Item 13.        Certain Relationships and Related Transactions and Director Independence

The information called for by Item 13 is reported under the captions "Certain Relationships and Related Transactions" and "The Board and Committees" in the Company’s 2019 Proxy Statement and incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

The information called for by Item 14 is reported under the caption "Appointment of Independent Auditor" in the Company’s 2019 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)                   Documents Filed as Part of the Report

The consolidated financial statements and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements appearing on page 73 of this report. A listing of all exhibits filed as part of the report appears on pages 69 through 70 of this report.

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

3.5	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 9, 2018).

4.1	Form of Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-191586).

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

10.4
Trademark License Agreement dated November 12, 2013, between the Company and Montpelier Re Holdings Ltd. ("Montpelier") (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 12, 2013).

10.5	Shareholder and Registration Rights Agreement dated November 12, 2013 (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on November 12, 2013).

10.6	Retrocession Agreement dated December 31, 2013, between Blue Capital Re and Blue Water Re (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 6, 2014).

Exhibit Number	Description of Document
10.7	The Company’s Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Registration No. 333-191586). (**)

10.8
Form of 2014 Director Restricted Share Unit Award Agreement under the Company’s 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2014). (**)

10.9
Form of 2015-2018 Restricted Share Unit Award Agreement under the 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 30, 2015). (**)

10.10
Credit Facility Agreement, dated May 6, 2016, between Blue Capital Reinsurance Holdings Ltd, and Endurance Investment Holdings Ltd (incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q filed on May 9, 2016).

10.11
Letter dated September 27, 2017 by and among John V. Del Col, Sompo International and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 29, 2017). (**)

10.12
Letter dated September 27, 2017 by and among Michael McGuire, Sompo International and the Company (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on September 29, 2017). (**)

10.13
First Amendment to Credit Agreement made and entered into as of the 31st day of July, 2018 among Blue Capital Reinsurance Holdings Ltd. and Endurance Investment Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 1, 2018).

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

101
The following materials from the Company’s Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) the Consolidated Statements of Loss and Comprehensive Loss for each of the years ended December 31, 2018 and 2017; (iii) the Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2018 and 2017; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2018 and 2017; and (iv) the Notes to the Consolidated Financial Statements. (*)

** Indicates a management contract or compensatory plan or arrangement

(c)     Financial Statement Schedules

None.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

Date:	March 1, 2019	By:	/s/ GREG A. GARSIDE
Greg A. Garside
Chief Financial Officer

Power of Attorney

KNOW ALL MEN by these presents, that the undersigned does hereby make, constitute and appoint Michael J. McGuire, Greg A. Garside and Allison D. Kiene and each of them, as true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution, resubstitution and revocation, for and in the name, place and stead of the undersigned, to execute and deliver the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and any and all amendments thereto; such Form 10-K and each such amendment to be in such form and to contain such terms and provisions as said attorney or substitute shall deem necessary or desirable; giving and granting unto said attorney, or to such person or persons as in any case may be appointed pursuant to the power of substitution herein given, full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or, in the opinion of said attorney or substitute, able to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney or such substitute shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 1st day of March, 2019.

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
John R. Weale

Index to Consolidated Financial Statements and Financial Statement Schedules

Form
10-K
page(s)

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm		F-1

Consolidated Balance Sheets as of December 31, 2018 and 2017		F-2

Consolidated Statements of Loss and Comprehensive Loss for the Year Ended December 31, 2018 and 2017		F-3

Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2018 and 2017		F-4

Consolidated Statements of Cash Flows for the Year Ended December 31, 2018 and 2017		F-5

Notes to Consolidated Financial Statements		F-6

Other Financial Information:

Management’s Responsibility For Financial Statements		F-20

Financial Statement Schedules:

I.	Summary of Investments - Other than Investments in Related Parties	*

II.	Condensed Financial Information of the Registrant	*

III.	Supplementary Insurance Information	*

IV.	Reinsurance	*

V.	Valuation and Qualifying Accounts	*

VI.	Supplemental Information Concerning Property and Casualty Insurance Operations	*

*                 Not required to be filed in accordance with Rule 7-05 of Regulation S-X.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Blue Capital Reinsurance Holdings Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Capital Reinsurance Holdings Ltd. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of loss and comprehensive loss, shareholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young Ltd.

We have served as the Company's auditor since 2015.

Hamilton, Bermuda
March 1, 2019

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2018	2017
Assets
Cash and cash equivalents	$2.2	$6.0
Reinsurance premiums receivable	8.9	11.1
Deferred reinsurance acquisition costs	0.1	0.1
Funds held by ceding companies	150.4	164.8
Other assets	1.7	0.2
Total Assets	$163.3	$182.2
Liabilities
Loss and loss adjustment expense reserves	$49.9	$43.4
Unearned reinsurance premiums	0.8	1.0
Debt	4.0	—
Reinsurance balances payable	16.4	10.1
Other liabilities (See Note 11)	1.5	0.6
Total Liabilities	72.6	55.1
Shareholders’ Equity
Common Shares at $1.00 par value per share - 100,000,000 shares authorized; 8,767,165 (2017: 8,761,229) shares issued and outstanding	8.8	8.8
Additional paid-in capital	157.8	165.6
Retained deficit	(75.9)	(47.3)
Total Shareholders’ Equity	90.7	127.1
Total Liabilities and Shareholders’ Equity	$163.3	$182.2

See Notes to Consolidated Financial Statements, including Note 11, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
(In millions of U.S. dollars, except per share amounts)	December 31, 2018	December 31, 2017
Revenues
Reinsurance premiums written	$33.2	$46.1
Change in net unearned reinsurance premiums	0.2	(0.1)
Net reinsurance premiums earned	33.4	46.0
Net gain from derivative instruments	—	2.3
Net investment income	2.0	1.1
Total revenues	35.4	49.4
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	50.5	79.0
Reinsurance acquisition costs	9.0	8.7
General and administrative expenses	4.5	4.9
Total expenses	64.0	92.6
Net loss and comprehensive loss	$(28.6)	$(43.2)
Per share data:
Basic and diluted loss per Common Share	$(3.27)	$(4.94)
Dividends declared per Common Share and RSU	$0.90	$1.49

See Notes to Consolidated Financial Statements, including Note 11, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total shareholders’ equity	Common Shares at par value	Additional paid-in capital	Retained (deficit) earnings
(In millions of U.S. dollars)
Balance at January 1, 2017	183.3	8.8	165.5	9.0
Net loss	(43.2)	—	—	(43.2)
Expense recognized for RSUs	0.1	—	0.1	—
Dividends declared - Common Shares and RSUs	(13.1)	—	—	(13.1)
Balance at December 31, 2017	127.1	8.8	165.6	(47.3)
Net loss	(28.6)	—	—	(28.6)
Expense recognized for RSUs	0.1	—	0.1	—
Dividends declared - Common Shares and RSUs	(7.9)	—	(7.9)	—
Balance at December 31, 2018	$90.7	$8.8	$157.8	$(75.9)

See Notes to Consolidated Financial Statements, including Note 11, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
(In millions of U.S. dollars)	December 31, 2018	December 31, 2017
Cash flows provided by operations:
Net loss	$(28.6)	$(43.2)
Charges to reconcile net loss to net cash provided by operations:
Expense recognized for RSUs	0.1	0.1
Net change in:
Loss and loss adjustment expense reserves	6.5	32.3
Unearned reinsurance premiums	(0.2)	0.1
Reinsurance balances payable	6.3	3.0
Reinsurance premiums receivable	2.2	(3.4)
Funds held by ceding companies	14.4	26.6
Other liabilities	0.9	(1.7)
Other assets	(1.5)	0.6
Net cash and cash equivalents provided by operations	0.1	14.4
Net cash and cash equivalents used in investing activities	—	—
Cash flows used in financing activities:
Dividends paid - Common Shares and RSUs	(7.9)	(13.1)
Borrowings under the Credit Facility	4.0	—
Repayment of borrowings under the Credit Facility	—	—
Net cash and cash equivalents used in financing activities	(3.9)	(13.1)
Net (decrease) increase in cash and cash equivalents during the period	(3.8)	1.3
Cash and cash equivalents - beginning of period	6.0	4.7
Cash and cash equivalents - end of period	$2.2	$6.0

See Notes to Consolidated Financial Statements, including Note 11, which describes certain related party transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 1.          Summary of Significant Accounting Policies

Basis of Presentation and Overview

Blue Capital Reinsurance Holdings Ltd. (the "Company" or the "Registrant") is a Bermuda exempted limited liability company that, through its subsidiaries (collectively "Blue Capital"), provides collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. The Company was incorporated under the laws of Bermuda on June 24, 2013, commenced operations on November 12, 2013. The Company’s headquarters and principal executive offices are located at Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda, which is also our registered office.

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

The Company’s Common Shares trade on the New York Stock Exchange under the symbol "BCRH" and on the Bermuda Stock Exchange under the symbol "BCRH.BH."

At December 31, 2018, Sompo International together with its wholly owned subsidiary, Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), owned 33.2% of the Company's outstanding Common Shares. Sompo Holdings, Inc. is the ultimate beneficial owner of 33.2% of the Company's outstanding Common Shares through its ownership of Sompo International.

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

The Company’s business strategy is to build and maintain a diversified portfolio of reinsurance risks that are intended to generate underwriting profits, which it intends principally to distribute to its shareholders through the payment of dividends, with returns commensurate with the amount of risk assumed. The Company seeks to provide its shareholders with the opportunity to own an alternative asset class whose returns are believed to have historically been largely uncorrelated to those of other asset classes, such as global equities and bonds. Subject to the discretion of the Company’s board of directors (the "Board"), the Company intends to distribute through dividends or repurchases of Common Shares a minimum of 90% of its annual Distributable Income to its holders of Common Shares and RSUs.

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

NOTE 1.          Summary of Significant Accounting Policies, cont'd

The Company qualifies as a "smaller reporting company" as defined in Rule 405 of the Securities Act of 1933; Item 10(f) of Regulation S-K; and Rule 12b-2 under the Securities Exchange Act of 1934. As a result, the Company is allowed to provide scaled disclosures under Regulations S-K and Regulation S-X.

Cash and Cash Equivalents

Blue Capital’s cash and cash equivalents of $2.2 million and $6.0 million at December 31, 2018 and 2017, respectively, consist of cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. For all periods presented, the amortized cost of each of Blue Capital’s cash equivalents approximated their fair value.

Amounts Held in Trust for the Benefit of Ceding Companies

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

As of December 31, 2018 and 2017, Blue Capital had pledged none of its cash and cash equivalents to trust accounts established for the benefit of third parties.

As of December 31, 2018 and 2017, Blue Capital had transferred $150.4 million and $164.8 million of its cash and cash equivalents to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement (see below). These amounts are presented on the Company’s Consolidated Balance Sheets as "funds held by ceding companies."

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

Reinsurance premiums receivable are recorded at amounts due less any provision for doubtful accounts. As of December 31, 2018 and 2017, Blue Capital Re did not require a provision for doubtful accounts.

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

Profit commissions incurred are included in reinsurance acquisition costs within the Company’s Consolidated Statement of Loss and Comprehensive Loss. Accrued profit commissions payable are included in reinsurance balances payable within the Company’s Consolidated Balance Sheets.

Reinsurance Balances Payable

Reinsurance balances payable consist of: (i) losses and LAE that have been approved for payment; and (ii) profit commissions payable.

As of December 31, 2018 and 2017, Blue Capital Re had reinsurance balances payable of $16.4 million and $10.1 million, respectively.

Ceded Reinsurance

In the normal course of business, Blue Capital Re may purchase reinsurance directly or elect to participate in inuring reinsurance or retrocessional protection made available by its ceding companies. The amount of reinsurance that Blue Capital Re may buy or participate in will vary from year to year depending on its risk appetite, as well as the availability and cost of the reinsurance coverage. Ceded reinsurance premiums will be accounted for on a basis consistent with those used in accounting for the underlying reinsurance premiums assumed and will be reported as a reduction of net reinsurance premiums written and earned.

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

As of December 31, 2018, Blue Capital Re has never purchased any reinsurance. For all periods presented, all of the ceded reinsurance protection underlying Blue Capital Re's results was originated pursuant to the BW Retrocessional Agreement.

Derivative Instruments

Current accounting guidance requires the recognition of all derivative financial instruments including embedded derivative instruments, as either assets or liabilities in the Consolidated Balance Sheets at fair value.
The Company participates in derivative instruments in the form of industry loss warranty swaps as a way to access or hedge certain risks. Derivatives are recorded at fair value with changes in fair value and any gains or losses recognized in net gain (loss) from derivative instruments in the Consolidated Statements of Loss and Comprehensive Loss.

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

NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re’s loss and LAE reserve movements for the years ended December 31, 2018 and 2017 :

	Year Ended	Year Ended
($ in millions)	December 31, 2018	December 31, 2017
Gross and net unpaid loss and LAE reserves - beginning	$43.4	$11.1
Losses and LAE incurred:
Current year losses	31.5	77.9
Prior year losses	19.0	1.1
Total incurred losses and LAE	50.5	79.0
Losses and LAE paid and approved for payment:
Current year losses	(13.6)	(40.4)
Prior year losses	(30.4)	(6.3)
Total losses and LAE paid and approved for payment	(44.0)	(46.7)
Gross and net unpaid loss and LAE reserves - ending	$49.9	$43.4

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

The uncertainties inherent in the reserving process and potential delays by cedants and brokers in the reporting of loss information, together with the potential for unforeseen adverse developments, may result in loss and LAE reserves ultimately being significantly greater or less than the reserve provided at the end of any given reporting period. The degree of uncertainty is further increased when a significant loss event takes place near the end of a reporting period. Estimated ultimate losses for Hurricane Michael, Hurricane Florence, Typhoon Jebi, and the California fires which occurred in the latter half of 2018 are subject to particularly high uncertainty, as the large magnitude and recent occurrence of these events make damages particularly difficult to assess. In addition, there is a great deal of uncertainty regarding the extent to which judicial and regulatory rulings will cause uncovered perils, such as flood, to be covered by the ceding companies, which further increases the uncertainty around the ultimate loss estimates. Loss and LAE reserve estimates are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

Blue Capital Re’s reserving process is highly dependent on loss information received from its cedants and the Manager.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 2.          Loss and LAE Reserve Movements, cont'd

During 2018, Blue Capital Re’s estimated ultimate loss for prior period accident years was increased by $19.0 million due to the emergence of claims exceeding previous estimates of losses and LAE related to 2017 catastrophe events, primarily Hurricane Irma, which made landfall in the U.S. in September 2017. During 2017, Blue Capital Re’s estimated ultimate loss for prior period accident years was increased by $1.1 million due to the emergence of claims in excess of amounts previously estimated on a number of events occurring in 2016, partially offset by a reduction in loss estimates for 2014 and 2015 accident years.

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

Claims Development Tables

The following tables show the development of the reserve for losses and LAE by accident year at December 31, 2018. Information presented for the years ended December 31, 2017, 2016, 2015 and 2014 is required supplementary information and is unaudited.

	Cumulative incurred losses and allocated LAE
	For the years ended December 31,
Accident year	2014	2015	2016	2017	2018
2014	$17.1	$16.5	$16.5	$16.0	$15.9
2015	—	3.2	3.2	2.9	2.9
2016	—	—	13.7	15.6	14.5
2017	—	—	—	77.9	98.1
2018	—	—	—	—	31.5
Total					$162.9

	Cumulative paid losses and allocated LAE
	For the years ended December 31,
Accident year	2014	2015	2016	2017	2018
2014	$9.2	$14.5	$15.5	$15.7	$15.8
2015	—	1.2	2.1	2.7	2.8
2016	—	—	4.7	10.2	12.1
2017	—	—	—	40.4	68.7
2018	—	—	—	—	13.6
Total					$113.0

Total loss and LAE reserves at December 31, 2018					$49.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 2.          Loss and LAE Reserve Movements, cont'd

IBNR Reserves and Claims Frequency

The following table shows Blue Capital Re's incurred losses and LAE, IBNR reserves and cumulative number of reported claims by accident year as of December 31, 2018. A claim is defined as a reported loss from a cedant on an excess-of-loss reinsurance contract arising from a loss event for which the Company records a paid loss or case reserve. The claim frequency data excludes reported claim activity from pro-rata reinsurance contracts where losses are reported to the Company through periodic accounts and it is therefore impracticable to determine the frequency of reported claims.

As of December 31, 2018
Accident Year	Incurred losses and allocated loss adjustment expenses	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	(U.S dollars in millions)
2014	$15.9	$—	6
2015	2.9	—	4
2016	14.5	1.0	10
2017	98.1	10.7	55
2018	31.5	13.4	5

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
For the year ended December 31, 2018, as part of the Company's periodic review of key inputs and parameters it uses to establish its reserve for losses and LAE and in order to recognize accumulated historical experience and other relevant industry information, the Company made minor adjustments to the loss reporting patterns used. For the year ended December 31, 2018, the Company did not materially alter initial expected loss ratios for the relevant reinsurance reserve categories. There have been no other significant changes to methodologies and assumptions.

Claims Duration

The following table shows the historical average annual percentage payout of incurred claims for Blue Capital Re, by age as of December 31, 2018. This information is presented as required supplemental information and is unaudited.

Average annual percentage payout of incurred claims by age
Year 1	Year 2	Year 3	Year 4	Year 5
44.9%	34.2%	11.3%	2.9%	0.8%

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

The following table sets forth a breakdown of Blue Capital’s gross reinsurance premiums written by geographic area of risks insured for the years ended December 31, 2018 and 2017:

	Year Ended		Year Ended
($ in millions)	December 31, 2018		December 31, 2017
Worldwide (1)	$28.9	87%	$36.3	78%
USA:
Nationwide	0.8	2%	2.1	4%
Florida	1.9	6%	4.9	10%
Gulf region	0.5	1%	0.7	2%
California	—	—%	0.3	1%
Midwest region and other	0.5	2%	0.3	1%
Northeast	—	—%	0.3	1%
Mid-Atlantic region	—	—%	0.3	1%
Worldwide, excluding U.S.(2)	0.6	2%	0.9	2%
Total gross premiums written	$33.2	100%	$46.1	100%

(1)   "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.
(2)   "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

The following table sets forth a breakdown of Blue Capital’s net reinsurance premiums earned by geographic area of risks insured for the years ended December 31, 2018 and 2017:

	Year Ended		Year Ended
($ in millions)	December 31, 2018		December 31, 2017
Worldwide (1)	$28.9	86%	$35.8	77%
USA:
Nationwide	0.8	2%	2.1	4%
Florida	2.0	6%	5.4	11%
Gulf region	0.5	2%	0.7	2%
California	—	—%	0.3	1%
Midwest region and other	0.5	2%	0.3	1%
Northeast	0.1	—%	0.2	1%
Mid-Atlantic region	—	—%	0.3	1%
Worldwide, excluding U.S.(2)	0.6	2%	0.9	2%
Total net premiums earned	$33.4	100%	$46.0	100%

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

The 2017 Outward ILW Swaps are valued on the basis of modeling developed by the Manager, which represents unobservable (Level 3) inputs. At expiry, there were no additional industry loss events occurring which would have triggered a recovery under the 2017 Outward ILW Swaps.

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

During the year ended December 31, 2018, Blue Capital Re ILS recognized a loss from derivative instruments of less than $0.1 million pursuant to the Outward ILW Swaps. During the year ended December 31, 2017, Blue Capital Re ILS recognized a gain from derivative instruments of $2.3 million pursuant to the Outward ILW Swaps.

NOTE 5.   Shareholders’ Equity

Common Shares

The Company’s share capital consists of Common Shares with a $1.00 par value per share. Holders of Common Shares are entitled to one vote for each share held. As of December 31, 2018 and 2017, the Company had 8,767,165 and 8,761,229 Common Shares outstanding, respectively.

During 2018 and 2017, the Company issued a total of 5,936 and 5,158 Common Shares, respectively, in satisfaction of vested restricted share unit ("RSU") obligations. See Note 8.

Dividends to Holders of Common Shares and RSUs

The Company declared and paid quarterly cash dividends of $0.30 per Common Share and RSU during each of the first three quarters of the years ended December 31, 2018 and 2017. In addition, in February 2017, the Company declared a special dividend with respect to its 2016 Distributable Income of $0.59 per Common Share and RSU. The total amount of such dividends declared and paid during 2018 and 2017 was $7.9 million and $13.1 million, respectively. Dividends declared in 2018 are recorded as a deduction to additional paid-in capital within total shareholders' equity due to the Company maintaining a retained deficit throughout the period.

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

NOTE 5.   Shareholders’ Equity, cont'd

Common Share Repurchase Authorization

As of December 31, 2018, the Board of Directors of the Company have authorized the repurchase of up to a total of 500,000 ordinary shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The new share repurchase authorization continues through July 31, 2019. The Company did not purchase any shares or share equivalents during the year ended December 31, 2018.

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

The following table outlines the Company’s computation of its basic and diluted loss per Common Share for the years ended December 31, 2018 and 2017:

($ in millions)	Year Ended December 31, 2018	Year Ended December 31, 2017
Net loss	$(28.6)	$(43.2)
Less: net loss allocated to participating securities (1)	—	—
Net loss per Common Share numerator	$(28.6)	$(43.2)
Average Common Shares outstanding (in thousands of shares)	8,764	8,759
Basic and diluted loss per Common Share	$(3.27)	$(4.94)

(1)   For all periods presented, there were no earnings allocated to participating securities since the Company incurred a net loss.

NOTE 7.          Credit Facility

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Sompo International. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purpose. Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points. A one-time fee of $20,000 was due to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility was amended on July 31, 2018 to extend its expiry to September 30, 2020 under identical terms. On December 31, 2018, Endurance Investment Holdings Ltd. was merged into its parent, Endurance Bermuda, and the obligations of the Lender were assumed by Endurance Bermuda.

The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt. If the Company fails to comply with any of these covenants, the Lender could revoke the facility and exercise remedies against the Company.

In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of December 31, 2018, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 7.          Credit Facility, cont'd

On October 8, 2018, the Company borrowed $3.0 million under the 2016 Credit Facility. On December 21, 2018, the Company borrowed a further $1.0 million under the 2016 Credit Facility to support general corporate expense obligations for the period. As of December 31, 2018, the Company had $4.0 million outstanding borrowings under the Credit Facilities. At December 31, 2017, the Company had no outstanding borrowings under the Credit Facilities.

During the year ended December 31, 2018 and 2017, the Company paid interest on its borrowings under the Credit Facilities of less than $0.1 million and nil, respectively.

During the years ended December 31, 2018 and 2017 , the Company did not incur any facility or structuring fees in connection with the 2016 Credit Facility.

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

During 2018, the Company awarded a total of 10,640 RSUs (2017: 6,540) to its directors. The RSUs earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the RSUs was $0.1 million (2017: $0.1 million). In determining the grant date fair value associated with the RSUs, the Company assumed a forfeiture rate of zero. The forfeiture assumption associated with the RSUs may be adjusted, if necessary, based on future experience.

During 2018, 5,936 (2017 - 5,158) of the RSUs vested. The fair value of the vesting RSUs was $0.1 million (2017 - $0.1 million). See Note 5.

During 2018, no RSUs were forfeited (2017 - 2,352).

During the years ended December 31, 2018 and 2017, the Company recognized $0.1 million and $0.1 million of RSU expense, respectively. The Company expects to incur future RSU expense associated with its currently outstanding RSUs of less than $0.1 million during each of 2019, 2020 and 2021.

As of December 31, 2018 and 2017, there were 16,892 and 12,188 RSUs outstanding under the 2013 LTIP, respectively.

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

The Insurance Act also limits the maximum amount of annual dividends and distributions that may be paid by Blue Capital Re. As a result of the net losses recorded in 2018 and 2017, until such time as Blue Capital Re extinguishes its retained deficit position, the payment of dividends are subject to return of capital restrictions. Blue Capital Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of Blue Capital Re’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital. Annual distributions that would result in a reduction of Blue Capital Re’s prior year-end balance of combined statutory capital and surplus by more than 25% requires the approval of the BMA.

With respect to the years ended December 31, 2018 and 2017, Blue Capital Re had the ability to pay dividends of up to $22.6 million and $23.9 million to its parent without BMA approval.

The Insurance Act further provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities. Blue Capital Re exceeded its minimum liquidity requirements at December 31, 2018 and 2017 by $112.0 million and $141.9 million, respectively.

Blue Capital Re’s 2018 and 2017 statutory net loss was $25.0 million and $38.5 million, respectively. Blue Capital Re's statutory capital and surplus at December 31, 2018 and 2017 was $92.6 million and $126.7 million, respectively.

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

NOTE 11.   Related Party Transactions

Through each of the following roles and relationships, Blue Capital leverages Sompo International's reinsurance underwriting expertise and infrastructure to conduct its business: (i) the Manager, a wholly-owned subsidiary of Sompo International, manages Blue Capital Re’s and Blue Capital Re ILS’ reinsurance underwriting decisions; (ii) Blue Water Re is a significant source of reinsurance business for Blue Capital Re; (iii) Sompo International's Chief Financial Officer is the Manager’s Chief Executive Officer and serves as the Company's Chairman of the Board and CEO; (iv) the Manager's Treasurer serves as the Company’s CFO; and (v) Sompo International's General Counsel and director of the Manager serves as the Company's Secretary and a director.

All of the compensation that employees of Sompo International are entitled to as directors of the Company is assigned directly to Sompo International.

As of December 31, 2018, Sompo International owned 33.2% of the Company’s outstanding Common Shares.

Services Provided to Blue Capital by Sompo International

Sompo International provides services to Blue Capital through the following arrangements:

BW Retrocessional Agreement. Through a retrocessional contract dated December 31, 2013 (the "BW Retrocessional Agreement"), between Blue Capital Re and Blue Water Re, Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the reinsurance business it writes, provided that such business is in accordance with the Company’s underwriting guidelines.

Pursuant to the BW Retrocessional Agreement, Blue Capital Re may participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Sompo International or other third-party reinsurers, which provides it with the opportunity to participate in a diversified portfolio of risks on a proportional basis; (ii) fronting agreements between Blue Water Re and Endurance or other well capitalized third-party rated reinsurers, which allows Blue Capital Re to transact business with counterparties who prefer to enter into contracts with rated reinsurers; and (iii) ceded reinsurance or retrocessional protection.

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

NOTE 11.   Related Party Transactions, cont'd

Fees Incurred Pursuant to the Aforementioned Agreements

 During the year ended December 31, 2018, the Company incurred general and administrative expenses of $1.8 million pursuant to the Investment Management Agreement, $0.6 million pursuant to the Administrative Services Agreement and nil pursuant to the Underwriting and Insurance Management Agreement.

During the year ended December 31, 2017, the Company incurred general and administrative expenses of $2.4 million pursuant to the Investment Management Agreement, $0.6 million pursuant to the Administrative Services Agreement and $0.4 million pursuant to the Underwriting and Insurance Management Agreement.

As of December 31, 2018 and 2017, the Company owed Sompo International $1.0 million and $0.7 million for the services performed pursuant to the aforementioned agreements, respectively.

NOTE 12.  Commitments and Contingent Liabilities

Commitments

As of December 31, 2018 and 2017, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement other than at three year intervals, whether or not the Manager’s performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders’ equity (approximately $4.5 million as of December 31, 2018).

Litigation

Blue Capital Re, pursuant to the BW Retrocessional Agreement, previously provided for a reinsurance recovery through its participation in an Industry Loss Warranty protection purchased by Blue Water Re. The counterparty to the Industry Loss Warranty disputed the claim for the recovery, which was based upon the size of an insured industry loss calculated based upon third-party data.

In June 2018, Blue Capital Re ILS, together with two other vehicles managed by the Manager, commenced legal proceedings against certain parties relating to the purchase by Blue Capital Re ILS of a parametric insurance product called an Industry Parametric Protection that provided coverage if the sustained wind speed during a hurricane or tropical storm exceeded a pre-selected trigger.

In February 2019, the parties involved in the disputes described above reached an agreement to resolve all matters and withdraw the pending claims.  The impact of the settlement has been considered in the determination of recording the Company's best estimate of loss and LAE reserves as of December 31, 2018.

In addition to the disputes described above, Blue Capital Re, as a reinsurer, is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Blue Capital Re's estimates of possible losses incurred in connection with such legal proceedings are provided for as "loss and loss adjustment expenses" on its Unaudited Consolidated Statements of Loss and Comprehensive Loss and are included within "loss and loss adjustment expense reserves" on its Consolidated Balance Sheets. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies.

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

Blue Water Re markets retrocessional and reinsurance policies worldwide through brokers. Credit risk exists at Blue Capital Re, pursuant to the BW Retrocessional Agreement, to the extent that any of these brokers is unable to fulfill its contractual obligations to Blue Water Re. For example, Blue Water Re is required to pay amounts owed on claims under policies to brokers, and these brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with Blue Water Re. In some jurisdictions, if a broker fails to make such a payment, Blue Water Re and Blue Capital Re might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to Blue Water Re for those amounts, whether or not the premiums have actually been received.

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

At December 31, 2018, the fair value of the Company's outstanding borrowings under the 2016 Credit Facility, which must be repaid in early 2019, approximated their carrying value of $4.0 million. See Note 7.

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