Form 10-Q
period 2019-03-31
Blue Capital Reinsurance Holdings Ltd.
filed 2019-05-08
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 3, 2019, the registrant had 8,767,165 common shares outstanding, with a par value of $1.00 per share ("Common Shares").

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares, par value $1.00 per share	BCRH and BCRH.BH.	New York Stock Exchange and Bermuda Stock Exchange

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

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K") as filed with the Securities and Exchange Commission (the "SEC"), including the risk factors set forth in Item 1A thereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

 BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions of U.S. dollars, except per share amounts)	2019	2018
Assets	(Unaudited)
Cash and cash equivalents	$1.8	$2.2
Reinsurance premiums receivable	7.8	8.9
Deferred reinsurance acquisition costs	—	0.1
Funds held by ceding companies	131.9	150.4
Other assets	2.5	1.7
Total Assets	$144.0	$163.3
Liabilities
Loss and loss adjustment expense reserves	$38.6	$49.9
Unearned reinsurance premiums	0.3	0.8
Debt	4.0	4.0
Reinsurance balances payable	7.5	16.4
Other liabilities (See Note 6)	2.4	1.5
Total Liabilities	52.8	72.6
Shareholders' Equity
Common Shares, at par value - 8,767,165 shares issued and outstanding (2018 - 8,767,165)	8.8	8.8
Additional paid-in capital	156.5	157.8
Retained deficit	(74.1)	(75.9)
Total Shareholders' Equity	91.2	90.7
Total Liabilities and Shareholders' Equity	$144.0	$163.3

See notes to the unaudited consolidated financial statements, including Note 6 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In millions of U.S. dollars, except per share amounts)	2019	2018
Revenues
Reinsurance premiums written	$5.4	$12.5
Change in net unearned reinsurance premiums	0.5	(4.9)
Net reinsurance premiums earned	5.9	7.6
Net investment income	0.8	0.4
Total revenues	6.7	8.0
Expenses
Loss and loss adjustment expenses	1.9	4.5
Reinsurance acquisition costs	2.0	1.9
General and administrative expenses	1.0	1.1
Total expenses	4.9	7.5
Net income and comprehensive income	$1.8	$0.5
Per share amounts:
Basic and diluted earnings per Common Share	$0.21	$0.06
Dividends declared per Common Share and RSU	0.15	0.30

See notes to the unaudited consolidated financial statements, including Note 6, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2019 and 2018

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained deficit
(In millions of U.S. dollars)
Balance at January 1, 2019	$90.7	$8.8	$157.8	$(75.9)
Net income	1.8	—	—	1.8
Dividends declared - Common Shares and RSUs	(1.3)	—	(1.3)	—
Balance at March 31, 2019	$91.2	$8.8	$156.5	$(74.1)

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained deficit
(In millions of U.S. dollars)
Balance at January 1, 2018	$127.1	$8.8	$165.6	$(47.3)
Net income	0.5	—	—	0.5
Dividends declared - Common Shares and RSUs	(2.6)	—	(2.6)	—
Balance at March 31, 2018	$125.0	$8.8	$163.0	$(46.8)

See notes to the unaudited consolidated financial statements, including Note 6, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In millions of U.S. dollars)	2019	2018
Cash flows used in operating activities:
Net income	$1.8	$0.5
Net change in:
Loss and loss adjustment expense reserves	(11.3)	(7.9)
Unearned reinsurance premiums	(0.5)	4.9
Reinsurance balances payable	(8.9)	(3.8)
Deferred reinsurance acquisition costs	0.1	(0.7)
Reinsurance premiums receivable	1.1	(1.4)
Funds held by ceding companies	18.5	7.7
Other liabilities	(0.4)	0.2
Other assets	(0.8)	—
Net cash and cash equivalents used in operating activities	(0.4)	(0.5)
Net cash and cash equivalents from investing activities	—	—
Net cash and cash equivalents from financing activities	—	—
Net decrease in cash and cash equivalents during the period	(0.4)	(0.5)
Cash and cash equivalents - beginning of period	2.2	6.0
Cash and cash equivalents - end of period	$1.8	$5.5

See notes to the unaudited consolidated financial statements, including Note 6, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 1.          Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Overview

Blue Capital Reinsurance Holdings Ltd. (the "Company" or the "Registrant") is a Bermuda exempted limited liability company that, through its subsidiaries (collectively "Blue Capital"), offers collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. The Company was incorporated under the laws of Bermuda on June 24, 2013, and commenced its operations on November 12, 2013. The Company's headquarters and principal executive offices are located at Waterloo House, 100 Pitts Bay Road, Pembroke, HM 08, Bermuda, which is also our registered office.

The unaudited consolidated financial statements incorporated in this report on Form 10-Q  have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the 2018 Form 10-K. In the opinion of management, these interim unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position, results of operations and cash flows. The unaudited consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements may not be indicative of financial results for the full year. The December 31, 2018 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all of the disclosures required by GAAP.

There were no material changes in the Company's significant accounting and reporting policies subsequent to the filing of the 2018 Form 10-K.

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

The Company operates as a single business segment through its wholly-owned subsidiaries: (i) Blue Capital Re Ltd. ("Blue Capital Re"), a Bermuda Class 3A insurer which provides collateralized reinsurance; and (ii) Blue Capital Re ILS Ltd. ("Blue Capital Re ILS"), a Bermuda exempted limited liability company which conducts hedging and other investment activities, including entering into industry loss warranties and related instruments, in support of Blue Capital Re's operations. Blue Capital leverages the reinsurance underwriting expertise and infrastructure of Sompo International and its various subsidiaries, including Blue Capital Management Ltd. (the "Manager"), to conduct its business. Sompo Holdings, Inc. is the ultimate beneficial owner of 33.2% of the Company's outstanding Common Shares through its ownership of Sompo International.

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

NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital's loss and LAE reserve movements for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
($ in millions)	2019	2018
Gross and net unpaid loss and LAE reserves- beginning	$49.9	$43.4
Losses and LAE incurred:
Current year losses	1.3	0.8
Prior year losses	0.6	3.7
Total incurred losses and LAE	1.9	4.5
Losses and LAE paid and approved for payment:
Current year losses	—	—
Prior year losses	13.2	12.4
Total losses and LAE paid and approved for payment	13.2	12.4
Gross and net unpaid loss and LAE reserves- ending	$38.6	$35.5

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

During the three months ended March 31, 2019, Blue Capital Re's estimated ultimate loss for prior period accident years was increased by $0.6 million due to the emergence of claims exceeding previous estimates of losses and LAE related to 2018 catastrophe events, primarily Typhoon Jebi. During the three months ended March 31, 2018 we recognized $3.7 million of adverse loss and LAE reserve development for estimated losses incurred during 2017, primarily Hurricane Irma, which made landfall in the U.S. in September 2017.

NOTE 3.                      Basic and Diluted Earnings per Common Share

The Company applies the two-class method of calculating its earnings per Common Share. In applying the two-class method, any outstanding RSUs are considered to be participating securities. See Note 5.  For all periods presented in which RSUs were outstanding, the two-class method was used to determine basic and diluted earnings per Common Share since this method yielded a more dilutive result than the treasury stock method.

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

NOTE 3.                      Basic and Diluted Earnings per Common Share , cont'd

The following table outlines the Company's computation of its basic and diluted earnings per Common Share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net income	$1.8	$0.5
Less: net earnings allocated to participating securities(1)	—	—
Earnings per Common Share numerator	$1.8	$0.5
Average Common Shares outstanding (in thousands of shares)	8,767	8,761
Basic and diluted earnings per Common Share	$0.21	$0.06
(1)         During the three month periods ended March 31, 2019 and 2018, the net earnings allocated to participating securities totaled less than $0.1 million.

Dividends to Holders of Common Shares and RSUs

The Company declared regular cash dividends per Common Share and RSU of $0.15 during the three month period ended March 31, 2019, and $0.30 during the three month period ended March 31, 2018.  As of March 31, 2019, the Company had $1.3 million of dividends payable to holders of Common Shares and RSUs, which is included within "other liabilities" on its Unaudited Consolidated Balance Sheet at that date. As of December 31, 2018, the Company had no dividends payable to holders of Common Shares and RSUs.

The Company did not pay any dividends to holders of Common Shares and RSUs during the three month periods ended March 31, 2019 and 2018.

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

NOTE 4.                      Credit Facility

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Sompo International. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes. Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points. A one-time fee of $20,000 was paid to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility was amended on July 31, 2018 to extend its expiry to September 30, 2020 under identical terms. On December 31, 2018, Endurance Investment Holdings Ltd. was merged into its parent, Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), and the obligations of the Lender were assumed by Endurance Bermuda.

The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  If the Company fails to comply with any of these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. As of March 31, 2019, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility.

On October 8, 2018, the Company borrowed $3.0 million under the 2016 Credit Facility. On December 21, 2018, the Company borrowed a further $1.0 million under the 2016 Credit Facility to support general corporate expense obligations for the period. As of March 31, 2019 and December 31, 2018, the Company had $4.0 million outstanding borrowings under the 2016 Credit Facility. With respect to the Company's outstanding borrowings at March 31, 2019, $3.0 million was repaid on April 8, 2019 and while outstanding, was subject to annual interest rates ranging between 3.91% and 4.15% and $1.0 million was repaid on April 18, 2019, and was subject to annual interest rates ranging between 4.07% and 4.11%.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 4.                      Credit Facility, cont'd

During the three month period ended March 31, 2019, the Company paid interest on its borrowings under the 2016 Credit Facility of less than 0.1 million. During the three month period ended March 31, 2018, the Company paid no interest under the 2016 Credit Facility.

During the three month periods ended March 31, 2019 and 2018, the Company incurred no facility or structuring fees in connection with the 2016 Credit Facility.

NOTE 5.                      Share-Based Compensation

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

There were no awards or forfeitures of RSUs and no RSUs vested during the three months ended March 31, 2019 and 2018.

During each of the three months ended March 31, 2019 and 2018, the Company recognized less than $0.1 million of RSU expense. At March 31, 2019 compensation costs not yet recognized related to unvested RSUs was $0.1 million.

As of March 31, 2019 and December 31, 2018, there were 16,892 RSUs outstanding under the 2013 LTIP.

NOTE 6.               Related Party Transactions

As of March 31, 2019 and December 31, 2018, Sompo International and its wholly owned subsidiary, Endurance Bermuda, owned 33.2% of the Company's outstanding Common Shares. See Note 1.

Through each of the following roles and relationships, Blue Capital leverages Sompo International's reinsurance underwriting expertise and infrastructure to conduct its business: (i) the Manager, a wholly-owned subsidiary of Sompo International, manages Blue Capital Re's and Blue Capital Re ILS's reinsurance underwriting decisions; (ii) Blue Water Re Ltd. ("Blue Water Re") is a significant source of reinsurance business for Blue Capital Re; (iii) Sompo International's Chief Financial Officer is the Manager's Chief Executive Officer and serves as the Company's Chairman of the Board and CEO; (iv) the Manager's Treasurer serves as the Company's CFO; and (v) Sompo International's General Counsel and director of the Manager serves as the Company's Secretary and a director.

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

Fees Incurred Pursuant to the Aforementioned Agreements

During the three months ended March 31, 2019, the Company incurred general and administrative expenses of: (i) $0.3 million pursuant to the Investment Management Agreement; (ii) $0.1 million pursuant to the Administrative Services Agreement; and (iii) nil pursuant to the Underwriting and Insurance Management Agreement.

During the three months ended March 31, 2018, the Company incurred general and administrative expenses of: (i) $0.5 million pursuant to the Investment Management Agreement; (ii) $0.1 million pursuant to the Administrative Services Agreement; and (iii) nil pursuant to the Underwriting and Insurance Management Agreement.

During each of the three months ended March 31, 2019 and 2018, the Company incurred fees of less than $0.1 million related to the Credit Facilities. See Note 4.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 6.               Related Party Transactions, cont'd

As of March 31, 2019 and December 31, 2018, the Company owed Sompo International $0.8 million and $1.0 million for the services performed pursuant to the aforementioned agreements, respectively, which are included within "other liabilities" on the Company's Consolidated Balance Sheets at those dates.

NOTE 7.               Commitments and Contingent Liabilities

Commitments

As of March 31, 2019 and December 31, 2018, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement other than at three year intervals, whether or not the Manager's performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders' equity (approximately $4.6 million as of March 31, 2019).

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

Amounts Held in Trust for the Benefit of Ceding Companies

As of March 31, 2019 and December 31, 2018, Blue Capital Re ILS did not have any cash and cash equivalents pledged to trust accounts established for the benefit of third parties.

As of March 31, 2019 and December 31, 2018, Blue Capital had transferred $131.9 million and $150.4 million of its cash and cash equivalents, respectively, to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement. See Note 6. These amounts are presented on the Company's Consolidated Balance Sheets as "funds held by ceding companies."

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

In February 2019, the parties involved in the disputes described above reached an agreement to resolve all matters and withdraw the pending claims. The impact of the settlement was considered in the determination of recording the Company's best estimate of loss and LAE reserves as of December 31, 2018.

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

NOTE 7.               Commitments and Contingent Liabilities, cont'd

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

NOTE 8.               Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  Where the Company holds financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  Such estimates are not necessarily indicative of amounts that could be realized in a current market exchange.

At December 31, 2018, Blue Capital had no financial instruments on its Consolidated Balance Sheet, with the exception of its outstanding borrowings under the 2016 Credit Facility, which are not carried at fair value. At March 31, 2019 and December 31, 2018, the Company had $4.0 million outstanding borrowings under the 2016 Credit Facility. See Note 4.

Item 2.                   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three month periods ended March 31, 2019 and 2018, and our financial condition as of March 31, 2019 and December 31, 2018.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2018 Form 10-K, as filed with the SEC.

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

During the three months ended March 31, 2019, we recorded net income of $1.8 million compared to net income of $0.5 million in the three months ended March 31, 2018. The results were impacted by significantly lower loss and loss adjustment expenses compared to those reported a year ago which were elevated due to an increase in estimated losses related to Hurricane Irma. The lower incidence of losses was partially offset by a decrease in premium income resulting from our smaller capital base compared to 2018. During the January 1, 2019 renewal period we maintained our close partnership with Sompo International and deployed all of our available capital into quota share contract business with attractive risk adjusted return potential. We declared regular cash dividends of $0.15 per Common Share and RSU in the current period.

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

Our consolidated results of operations for the three month periods ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
($ in millions)	2019	2018
Revenues
Reinsurance premiums written	$5.4	$12.5
Change in net unearned reinsurance premiums	0.5	(4.9)
Net reinsurance premiums earned	5.9	7.6
Net investment income	0.8	0.4
Total revenues	6.7	8.0
Expenses
Loss and LAE - current year losses	1.3	0.8
Loss and LAE - prior year losses	0.6	3.7
Reinsurance acquisition costs	2.0	1.9
General and administrative expenses	1.0	1.1
Total expenses	4.9	7.5
Net income and comprehensive income	$1.8	$0.5

Loss and LAE ratio	31.2%	58.5%
Reinsurance acquisition cost ratio	34.2%	24.7%
General and administrative expense ratio	17.1%	14.8%
GAAP combined ratio	82.5%	98.0%

Reinsurance Premiums Written and Earned

Written premiums represent business bound from ceding companies and net earned premiums represent the portion of net written premiums (gross written premiums less any ceded reinsurance) which is recognized as revenue over the period of time that coverage is provided.

During the three months ended March 31, 2019 and 2018, we wrote $5.4 million and $12.5 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the first three months of 2019 versus that of the comparable 2018 period was driven by a smaller available capital base and a shift to quota share contract business in which written premiums are recognized as premiums are earned throughout the contract period rather than at the contract's inception date.

Our reinsurance premiums written and earned include $0.3 million in reinstatement premium accruals for the three month period ended March 31, 2019 (2018- $0.3 million).

Net premiums earned during the three month period ended March 31, 2019 were lower than that of the comparable 2018 period mainly due to the lower written premium base.

Blue Capital seeks to diversify its exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.

The following table sets forth a breakdown of Blue Capital's premiums written by geographic area of underlying risks insured during the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
Worldwide(1)	$0.4	7%	$4.0	32%
USA:
Nationwide	1.9	36%	3.3	26%
Florida	—	—%	2.1	17%
Gulf region	—	—%	0.1	1%
California	0.1	2%	0.1	1%
Midwest region and other	—	—%	0.5	4%
Northeast	—	—%	—	—%
Southeast	—	—%	—	—%
Asia	0.5	9%	0.4	3%
Australia	0.4	7%	0.2	2%
Canada	0.1	2%	0.1	1%
Europe	2.0	37%	1.1	9%
Worldwide, excluding U.S.(2)	—	—%	0.6	4%
Total premiums written	$5.4	100%	$12.5	100%
 (1)            "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.
 (2)              "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in millions)	2019	2018
Loss and LAE incurred - current year	$1.3	$0.8
Loss and LAE incurred - prior year	0.6	3.7
Total loss and LAE incurred	$1.9	$4.5

Loss and LAE ratio - current year	21.2%	11.1%
Loss and LAE ratio - prior year	10.0%	47.4%
Loss and LAE ratio	31.2%	58.5%

During the three months ended March 31, 2019 and 2018, we established $1.3 million and $0.8 million of loss and LAE reserves, respectively, for the current year, nearly all of which constituted IBNR reserves. There were no individually significant loss events that impacted us during the three month periods ended March 31, 2019 and 2018. The increase in current year losses in 2019 compared to 2018 was from a higher provision in respect of attritional losses.

During the three months ended March 31, 2019, we recognized $0.6 million of net adverse loss and LAE reserve development primarily driven by a deterioration in losses incurred related to Typhoon Jebi, partially offset by a reduction in reported losses related to 2017 catastrophe events. During the three months ended March 31, 2018 we recognized $3.7 million of net adverse loss and LAE reserve development for estimated losses, as reported losses and claims settlements in the period, related primarily to Hurricane Irma, exceeded our previous estimates.

Reinsurance Acquisition Costs

The following table summarizes our consolidated reinsurance acquisition costs and our reinsurance acquisition cost ratios for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in millions)	2019	2018
Commissions, brokerage costs, fronting fees and other	$2.0	$1.9
Profit commissions	—	—
Total reinsurance acquisition costs	$2.0	$1.9
Reinsurance acquisition cost ratio	34.2%	24.7%

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

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs for the three months ended March 31, 2019, were comparable to the costs incurred during the 2018 period. The increase in the reinsurance acquisition ratio compared to 2018 is mainly due to the higher concentration in quota share business which incurs higher override commissions.

General and Administrative Expenses

The following table summarizes our consolidated general and administrative expenses and our general and administrative expense ratios for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in millions)	2019	2018
Investment Management Agreement fees	$0.3	$0.5
Administrative Services Agreement fees	0.1	0.1
Public company expenses	0.6	0.5
Total general and administrative expenses	$1.0	$1.1
General and administrative expense ratio	17.1%	14.8%

See Note 6 of the Notes to the Unaudited Consolidated Financial Statements for further information regarding the nature of the expenses that we incur pursuant to the agreements with the Manager and other affiliates of Sompo International.

The expenses incurred pursuant to the Investment Management Agreement have decreased moderately from prior year, due to the decrease in the equity base of the Company.

Our public company expenses incurred during the periods presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company. These expenses increased modestly in 2019 compared to 2018 as a result of higher legal expenses.

Income Taxes

We were not subject to income taxes in any jurisdiction during the periods presented.

Exposure Management

The following discussion should be read in conjunction with Item 1A "Risk Factors" included in the 2018 Form 10-K, as filed with the SEC, in particular the risk factor entitled "Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties."

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones at each treaty renewal date. The last major treaty renewal date was January 1, 2019. Our January 1, 2019 estimated net exposures by zone were in compliance with our underwriting guidelines. Namely, our estimated net exposure from any one catastrophe loss event in any individual zone was at or below 50% of our then-projected March 31, 2019 shareholders' equity.

These broadly defined major catastrophe zones are currently defined as follows:

North America:	Europe:	Rest of World:(1)

U.S. - Northeast	Europe	Australia
U.S. - Southeast		New Zealand
U.S. - Florida		Japan
U.S. - Gulf		South America
U.S. - New Madrid
U.S. - Midwest
U.S. - California
U.S. - Hawaii
Canada
(i) The Company to the best of its knowledge has not made and does not have current plans to have any contacts with any governments or entities targeted by U.S. sanctions including those applicable to Sudan, Syria, Iran.

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

On January 1, 2019, our estimated single event loss exposures were within our underwriting guidelines. Namely, the estimated net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our then-projected March 31, 2019 shareholders' equity, and the estimated net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our then-projected March 31, 2019 shareholders' equity.

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

Net Impact from Single Event Losses at Specified Return Periods

	Net Impact (Millions)	Return Period(1)	Percentage of March 31, 2019 Shareholders’ Equity
U.S. - Florida hurricane	$21	1 in 100 year	23%
Japan earthquake	9	1 in 250 year	10%
All other zones			less than 10%
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

Our single event loss estimates represent snapshots as of the time of such estimates. The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, losses incurred, the expiration of existing policies and changes in our ceded reinsurance and derivative protections. There were no material changes made to the composition of our in-force portfolio from January 1, 2019 to March 31, 2019.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from Blue Capital Re to pay its expenses and dividends to its shareholders and to repay any outstanding borrowings under the 2016 Credit Facility.

The ability of Blue Capital Re to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Blue Capital Re may not declare or pay a dividend to the Company if there are reasonable grounds for believing that Blue Capital Re is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Blue Capital Re's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Blue Capital Re, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As a result of the net losses recorded in 2017 and 2018, until such time as Blue Capital Re extinguishes its retained deficit position, the payment of dividends are subject to return of capital restrictions. Blue Capital Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of Blue Capital Re’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital. As of March 31, 2019, Blue Capital Re could pay a dividend or return additional paid-in capital totaling approximately $22.6 million (December 31, 2018 – $22.6 million) without prior regulatory approval based upon Bermuda law and regulations.

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

As of March 31, 2019, we held $1.8 million of cash and cash equivalents, which was entirely unencumbered cash on hand.

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Sompo International. The 2016 Credit Facility provides the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes. Borrowings under the 2016 Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  A one-time fee of $20,000 was paid to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility contains covenants that limit the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt. If the Company fails to comply with any of these covenants, the Lender could revoke the facility and exercise remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender has the right to terminate the 2016 Credit Facility. The 2016 Credit Facility was amended on July 31, 2018 to extend its expiry to September

30, 2020 under identical terms. On December 31, 2018, Endurance Investment Holdings Ltd. was merged into its parent, Endurance Specialty Insurance Ltd. and the obligations of the Lender were assumed by Endurance Specialty Insurance Ltd. As of March 31, 2019, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility.

As of March 31, 2019, we had $4.0 million outstanding borrowings under the 2016 Credit Facility.  See Note 4 of the Notes to the Unaudited Consolidated Financial Statements. With respect to the Company's outstanding borrowings at March 31, 2019, $3.0 million was repaid on April 8, 2019 and while outstanding, was subject to annual interest rates ranging between 3.91% and 4.15% and $1.0 million was repaid on April 18, 2019, and was subject to annual interest rates ranging between 4.07% and 4.11%.

During the three month period ended March 31, 2019, we declared a first quarter 2019 regular dividend of $0.15 per Common Share and RSU, which was paid on April 15, 2019. The total dollar amount of dividends paid during the three month period ended March 31, 2019 was nil.

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

Capital Resources

Our total shareholders' equity (or total capital) was $91.2 million and $90.7 million as of March 31, 2019 and December 31, 2018, respectively. Our total capital increased during the three month period ended March 31, 2019 as a result of net income of $1.8 million, partially offset by the declaration of $1.3 million in dividends to holders of Common Shares and RSUs.

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

Collateral Requirements and Restrictions

Each of the reinsurance contracts that Blue Capital Re writes is required to be fully-collateralized by cash and cash equivalents or funds held by reinsurance companies. This collateral is not available to Blue Capital Re for any other purpose until the expiration of the applicable reinsurance contract (or, in the event of a covered loss, the resolution of such loss under the applicable contract).  As a result of the significant losses incurred from the catastrophe events of 2017 and 2018, in line with the contractual requirements for buffer loss provisions in the treaties that the Company enters into, collateral that we would typically expect to be available at the key 2019 renewal dates will not be available for deployment. Management estimates that as of June 1, 2019 approximately 11% of projected shareholders' equity will be unavailable for deployment as a result of buffer loss provision terms. We expect this locked up collateral will be released systematically through the course of 2019 and 2020.

Each industry loss warranty contract that Blue Capital Re ILS issues is required to be fully-collateralized by cash and cash equivalents. This collateral is not available to Blue Capital Re ILS for any other purpose until the expiration of the applicable industry loss warranty contract (or, in the event of a covered loss, the resolution of such loss under the contract).

Contractual Obligations and Commitments

As of March 31, 2019, we had $4.0 million outstanding borrowings under the 2016 Credit Facility. Of the Company's outstanding borrowings at March 31, 2019, $3.0 million was repaid on April 8, 2019 and $1.0 million was repaid on April 18, 2019. See Note 4 of the Notes to the Unaudited Consolidated Financial Statements.

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

As of March 31, 2019, our total shareholders' equity was $91.2 million.  Assuming that our average total shareholders' equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $1.4 million per year pursuant to this agreement.

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

Since the Underwriting and Insurance Management Agreement is dependent on our future performance, we are unable to determine the amount of Performance Fees we would expect to pay the Manager in future periods pursuant to this agreement. As a result of the net loss recorded in the years ended December 31, 2018 and 2017, the Company did not incur a Performance fee in 2018, and management estimates that the Company will not pay a Performance Fee in 2019 due to the rolling three year high water mark provision.

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

Borrowings under the 2016 Credit Facility will bear interest, set at the time of the borrowing, at a rate equal to the LIBOR rate plus 150 basis points.  Upon consummation of the 2016 Credit Facility, a one-time fee of $20,000 was paid to the Lender in connection with the set-up of the facility.

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

As of March 31, 2019, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $4.6 million.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at March 31, 2019 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Off-Balance Sheet Arrangements

As of March 31, 2019, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

	Three Months Ended March 31,
($ in millions)	2019	2018
Net cash used in operating activities	$(0.4)	$(0.5)
Net cash from investing activities	—	—
Net cash from financing activities	—	—
Net decrease in cash and cash equivalents	(0.4)	(0.5)
Cash and cash equivalents, beginning of period	2.2	6.0
Cash and cash equivalents, end of period	$1.8	$5.5

We experienced net decreases of $0.4 million and $0.5 million in our cash and cash equivalents during the three month periods ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, payments of general and administrative expenses was the primary contributor to the cash used in operating activities of $0.4 million.

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

Loss and LAE Reserves

As of March 31, 2019 our best estimate for gross and net unpaid loss and LAE reserves was $38.6 million, with IBNR representing approximately 45% of such reserves.

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

Further information regarding our loss and LAE reserve estimates is included in the section entitled "Summary of Critical Accounting Policies and Estimates" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2018 Form 10-K, as filed with the SEC.

Written and Earned Reinsurance Premiums

During the three month periods ended March 31, 2019 and 2018, we wrote $5.4 million and $12.5 million in reinsurance premiums, respectively, and earned reinsurance premiums of $5.9 million and $7.6 million, respectively.

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

Detailed information regarding our written and earned reinsurance premiums is included in the section entitled "Summary of Critical Accounting Policies and Estimates"  in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"  included in the 2018 Form 10-K, as filed with the SEC.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Refer to the 2018 Form 10-K, as filed with the SEC, and in particular Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."  As of March 31, 2019, there were no material changes to our market risks as described in the 2018 Form 10-K, as filed with the SEC.

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

In February 2019, the parties involved in the disputes described above reached an agreement to resolve all matters and withdraw the pending claims. The impact of the settlement was considered in the determination of recording the Company's best estimate of loss and LAE reserves as of December 31, 2018.

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

Item 1A.      Risk Factors.

Before investing in any of our securities, you should carefully consider the risk factors and all other information set forth in our 2018 Form 10-K. These risks could materially affect our business, results of operations or financial condition and cause the trading price of our securities to decline. You could lose all or part of your investment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)             None.

(b)             None.

(c)              Share Repurchase Authorization

The Board of Directors of the Company has authorized the repurchase of up to a total of 500,000 ordinary shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The new share repurchase authorization continues through July 31, 2019. The Company did not purchase any shares or share equivalents during the first quarter of 2019.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

(a) None.

(b) None.

Item 6.         Exhibits.

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

Exhibit
Number	Description of Document

11	Statement Re: Computation of Per Share Earnings (included as Note 3 of the Notes to the Unaudited Consolidated Financial Statements).

31.1	Certification of Michael J. McGuire, CEO of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Greg A. Garside, CFO of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of Michael J. McGuire and Greg A. Garside, CEO and CFO, respectively, of the Company, pursuant to 18 U.S.C. Section 1350. (*)

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as at March 31, 2019 (unaudited) and December 31, 2018; (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Consolidated Statements of Changes in Shareholders' Equity; (iv) the Unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

By:	/s/ GREG A. GARSIDE

Name:	Greg A. Garside
Title:	Chief Financial Officer
(Principal Financial Officer)

May 8, 2019