Form 10-Q
period 2019-06-30
Blue Capital Reinsurance Holdings Ltd.
filed 2019-07-31
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 26, 2019, the registrant had 8,774,782 common shares outstanding, with a par value of $1.00 per share ("Common Shares").

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares, par value $1.00 per share	BCRH and BCRH.BH.	New York Stock Exchange and Bermuda Stock Exchange

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements under "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). The PSLRA provides a "safe harbor" for forward-looking statements. These forward looking statements reflect our current views with respect to future special distributions and our run-off financial performance. Such statements include forward looking statements with respect to us specifically and the insurance and reinsurance business generally, investments, capital markets and the general economic environments in which we operate. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "seek," "will," and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause the timing and amount of special distributions and the Company's run-off performance to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the amount that the Company will be required to reserve to provide for the Company's contingent liabilities and obligations;

•	the expenses that the Company will incur during the winding up, including general administrative and overhead costs and legal and auditing expenses;

•	the ability of the Company to favorably resolve any litigation that may be commenced against the Company in connection with the winding up and ultimate liquidation;

•	the tax treatment of special distributions;

•	the delisting of the Company's common shares in connection with the winding up;

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

•	potential treatment of us as an investment company or a passive foreign investment company for purposes of U.S. securities laws or U.S. federal taxation, respectively;

•	the impact of the expected withdrawal of the United Kingdom from the European Union;

•	the amount and timing of reinsurance recoveries;

•	the effects of competitors' pricing policies, and of changes in laws and regulations on competition, industry consolidation and development of competing financial products;

•	the overall level of competition, and the related supply and demand dynamics in our markets relating to growing capital levels in our industry;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues;

•	the ability of the counterparty institutions with which we conduct business to continue to meet their obligations to us;

•	operational risks, including the risk of fraud and any errors and omissions, as well as technology breaches or failures;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and

•	changes in accounting principles or the application of such principles by regulators.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K") and this Quarterly Report on Form 10-Q, each as filed with the Securities and Exchange Commission (the "SEC"), including the risk factors set forth in Item 1A thereof and hereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

 BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions of U.S. dollars, except per share amounts)	2019	2018
Assets	(Unaudited)
Cash and cash equivalents	$3.0	$2.2
Reinsurance premiums receivable	8.0	8.9
Deferred reinsurance acquisition costs	—	0.1
Funds held by ceding companies	125.3	150.4
Other assets	3.2	1.7
Total Assets	$139.5	$163.3
Liabilities
Loss and loss adjustment expense reserves	$38.4	$49.9
Unearned reinsurance premiums	—	0.8
Debt	—	4.0
Reinsurance balances payable	7.7	16.4
Other liabilities (See Note 6)	2.5	1.5
Total Liabilities	48.6	72.6
Shareholders' Equity
Common Shares, at par value - 8,774,782 shares issued and outstanding (2018 - 8,767,165)	8.8	8.8
Additional paid-in capital	155.2	157.8
Retained deficit	(73.1)	(75.9)
Total Shareholders' Equity	90.9	90.7
Total Liabilities and Shareholders' Equity	$139.5	$163.3

See notes to the unaudited consolidated financial statements, including Note 6 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of U.S. dollars, except per share amounts)	2019	2018	2019	2018
Revenues
Reinsurance premiums written	$4.2	$7.4	$9.6	$19.9
Change in net unearned reinsurance premiums	0.3	(0.2)	0.8	(5.1)
Net reinsurance premiums earned	4.5	7.2	10.4	14.8
Net investment income	0.8	0.5	1.6	0.9
Total revenues	5.3	7.7	12.0	15.7
Expenses
Loss and loss adjustment expenses	1.8	2.2	3.7	6.7
Reinsurance acquisition costs	1.4	2.0	3.4	3.9
General and administrative expenses	1.1	1.0	2.1	2.1
Total expenses	4.3	5.2	9.2	12.7
Net income and comprehensive income	$1.0	$2.5	$2.8	$3.0
Per share amounts:
Basic and diluted earnings per Common Share	$0.12	$0.28	$0.33	$0.34
Dividends declared per Common Share and RSU	0.15	0.30	0.30	0.60

See notes to the unaudited consolidated financial statements, including Note 6, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2019 and 2018

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained deficit
(In millions of U.S. dollars)
Balance at January 1, 2019	$90.7	$8.8	$157.8	$(75.9)
Net income	1.8	—	—	1.8
Dividends declared - Common Shares and RSUs	(1.3)	—	(1.3)	—
Balance at March 31, 2019	$91.2	$8.8	$156.5	$(74.1)
Net income	1.0	—	—	1.0
Dividends declared - Common Shares and RSUs	(1.3)	—	(1.3)	—
Balance at June 30, 2019	$90.9	$8.8	$155.2	$(73.1)

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained deficit
(In millions of U.S. dollars)
Balance at January 1, 2018	$127.1	$8.8	$165.6	$(47.3)
Net income	0.5	—	—	0.5
Dividends declared - Common Shares and RSUs	(2.6)	—	(2.6)	—
Balance at March 31, 2018	$125.0	$8.8	$163.0	$(46.8)
Net income	2.5	—	$—	2.5
Dividends declared - Common Shares and RSUs	(2.7)	—	(2.7)	—
Balance at June 30, 2018	$124.8	$8.8	$160.3	$(44.3)

See notes to the unaudited consolidated financial statements, including Note 6, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In millions of U.S. dollars)	2019	2018
Cash flows used in operating activities:
Net income	$2.8	$3.0
Net change in:
Loss and loss adjustment expense reserves	(11.5)	(13.5)
Unearned reinsurance premiums	(0.8)	5.1
Reinsurance balances payable	(8.7)	(5.7)
Deferred reinsurance acquisition costs	0.1	(0.7)
Reinsurance premiums receivable	0.9	(3.1)
Funds held by ceding companies	25.1	15.1
Other liabilities	(0.3)	(0.1)
Other assets	(1.5)	0.1
Net cash and cash equivalents from operating activities	6.1	0.2
Net cash and cash equivalents from investing activities	—	—
Cash flows used in financing activities:
Dividends paid - Common Shares and RSUs	(1.3)	(2.6)
Repayment of Borrowings under the Credit Agreement	(4.0)	—
Net cash and cash equivalents used in financing activities	(5.3)	(2.6)
Net increase (decrease) in cash and cash equivalents during the period	0.8	(2.4)
Cash and cash equivalents - beginning of period	2.2	6.0
Cash and cash equivalents - end of period	$3.0	$3.6

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

NOTE 1.          Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Overview

Blue Capital Reinsurance Holdings Ltd. (the "Company" or the "Registrant") is a Bermuda exempted limited liability company that, through its subsidiaries (collectively "Blue Capital"), offered collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. On July 25, 2019, after considering strategic alternatives, the Company announced a plan to cease active operations and pursue an orderly run-off of its liabilities and in-force portfolio and return capital to shareholders.  See Note 9. The Company was incorporated under the laws of Bermuda on June 24, 2013, and commenced its operations on November 12, 2013. The Company's headquarters and principal executive offices are located at Waterloo House, 100 Pitts Bay Road, Pembroke, HM 08, Bermuda, which is also our registered office.

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

There were no material changes in the Company's significant accounting and reporting policies subsequent to the filing of the 2018 Form 10-K. Financial statements filed by the Company after this Form 10-Q will be under the liquidation basis of accounting. All assets will be stated at their estimated liquidation value and liabilities, including estimated costs associated with implementing the run-off and liquidation of the Company, will be stated at their estimated settlement amounts over the remaining estimated liquidation period. The actual amounts realized for assets and settlement of liabilities and the actual costs of liquidation may differ materially, perhaps in adverse ways, from the estimated amounts.

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

NOTE 2.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital's loss and LAE reserve movements for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Gross and net unpaid loss and LAE reserves- beginning	$38.6	$35.5	$49.9	$43.4
Losses and LAE incurred:
Current year losses	0.6	0.6	1.9	1.4
Prior year losses	1.2	1.6	1.8	5.3
Total incurred losses and LAE	1.8	2.2	3.7	6.7
Losses and LAE paid and approved for payment:
Current year losses	0.1	0.1	0.1	0.1
Prior year losses	1.9	7.7	15.1	20.1
Total losses and LAE paid and approved for payment	2.0	7.8	15.2	20.2
Gross and net unpaid loss and LAE reserves- ending	$38.4	$29.9	$38.4	$29.9

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

During the three and six months ended June 30, 2019, Blue Capital Re's estimated ultimate loss for prior period accident years was increased by $1.2 million and $1.8 million, respectively, due to the emergence of claims exceeding previous estimates of losses and LAE related to 2018 catastrophe events, primarily Typhoon Jebi.

During the three and six months ended June 30, 2018, Blue Capital Re's estimated ultimate loss for prior period accident years was increased by $1.6 million and $5.3 million, respectively, due to the emergence of claims exceeding previous estimates of losses and LAE related to 2017 catastrophe events, primarily Hurricane Irma, which made landfall in the U.S. in September 2017.

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

The following table outlines the Company's computation of its basic and diluted earnings per Common Share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1.0	$2.5	$2.8	$3.0
Less: net earnings allocated to participating securities(1)	—	—	—	—
Earnings per Common Share numerator	$1.0	$2.5	$2.8	$3.0
Average Common Shares outstanding (in thousands of shares)	8,769	8,763	8,768	8,762
Basic and diluted earnings per Common Share	$0.12	$0.28	$0.33	$0.34
(1)         During the three and six month periods ended June 30, 2019 and 2018, the net earnings allocated to participating securities totaled less than $0.1 million.

Dividends to Holders of Common Shares and RSUs

The Company declared regular cash dividends per Common Share and RSU of $0.15 during the three month period ended June 30, 2019, and $0.30 during the three month period ended June 30, 2018.  As of June 30, 2019, the Company had $1.3 million of dividends payable to holders of Common Shares and RSUs, which is included within "other liabilities" on its Unaudited Consolidated Balance Sheet at that date. As of December 31, 2018, the Company had no dividends payable to holders of Common Shares and RSUs.

The total amount of dividends paid to holders of Common Shares and RSUs during the six month periods ended June 30, 2019 and 2018 was $1.3 million and $2.6 million, respectively.

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

NOTE 4.                      Credit Facility

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Sompo International. The 2016 Credit Facility provided the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes. Borrowings under the 2016 Credit Facility incurred interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points. A one-time fee of $20,000 was paid to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility was amended on July 31, 2018 to extend its expiry to September 30, 2020 under identical terms. On December 31, 2018, Endurance Investment Holdings Ltd. was merged into its parent, Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), and the obligations of the Lender were assumed by Endurance Bermuda. On July 30, 2019, the parties terminated the 2016 Credit Facility in light of the Company's plan to cease active operations. See Note 9.

The 2016 Credit Facility contained covenants that limited the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  Had the Company failed to comply with any of these covenants, the Lender could have revoked the facility and exercised remedies against the Company.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 4.                      Credit Facility, cont'd

In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender had the right to terminate the 2016 Credit Facility. As of June 30, 2019, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility.

On October 8, 2018, the Company borrowed $3.0 million under the 2016 Credit Facility. On December 21, 2018, the Company borrowed a further $1.0 million under the 2016 Credit Facility to support general corporate expense obligations for the period. As of December 31, 2018, the Company had $4.0 million outstanding borrowings under the 2016 Credit Facility. With respect to the Company's outstanding borrowings, $3.0 million was repaid on April 8, 2019 and while outstanding, was subject to annual interest rates ranging between 3.91% and 4.15% and $1.0 million was repaid on April 18, 2019, and was subject to annual interest rates ranging between 4.07% and 4.11%.

As of June 30, 2019, the Company had no outstanding borrowings under the 2016 Credit Facility.

During the three and six month periods ended June 30, 2019, the Company paid interest on its borrowings under the 2016 Credit Facility of less than $0.1 million. During the three and six month periods ended June 30, 2018, the Company paid no interest under the 2016 Credit Facility.

During the three and six month periods ended June 30, 2019 and 2018, the Company incurred no facility or structuring fees in connection with the 2016 Credit Facility.

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

During the three and six months ended June 30, 2019, the Company awarded a total of 17,995 RSUs (2018 - 10,640) to directors of its Board. The RSUs earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the RSUs was $0.1 million (2018 - $0.1 million).

During the three and six months ended June 30, 2019, 7,617 RSUs vested (2018 - 5,936). The fair value of the vesting RSUs was $0.1 million (2018 - $0.1 million).

During the three and six months ended June 30, 2019 and 2018, no RSUs were forfeited.

During each of the three and six months ended June 30, 2019 and 2018, the Company recognized less than $0.1 million of RSU expense. At June 30, 2019, compensation costs not yet recognized related to unvested RSUs was $0.2 million.

As of June 30, 2019 and December 31, 2018, there were 27,270 and 16,892 RSUs outstanding, respectively, under the 2013 LTIP.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 6.               Related Party Transactions

As of June 30, 2019 and December 31, 2018, Sompo International and its wholly owned subsidiary, Endurance Bermuda, owned 33.2% of the Company's outstanding Common Shares. See Note 1.

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

NOTE 6.               Related Party Transactions, cont'd

Fees Incurred Pursuant to the Aforementioned Agreements

During the three and six months ended June 30, 2019, the Company incurred general and administrative expenses of: (i) $0.3 million and $0.6 million pursuant to the Investment Management Agreement; (ii) $0.1 million and $0.3 million pursuant to the Administrative Services Agreement; and (iii) nil and nil pursuant to the Underwriting and Insurance Management Agreement.

During the three and six months ended June 30, 2018, the Company incurred general and administrative expenses of: (i) $0.5 million and $1.0 million pursuant to the Investment Management Agreement; (ii) $0.1 million and $0.3 million pursuant to the Administrative Services Agreement; and (iii) nil and nil pursuant to the Underwriting and Insurance Management Agreement.

During each of the three and six months ended June 30, 2019 and June 30, 2018, the Company incurred no fees related to the 2016 Credit Facility. See Note 4.

As of June 30, 2019 and December 31, 2018, the Company owed Sompo International $0.6 million and $1.0 million for the services performed pursuant to the aforementioned agreements, respectively, which are included within "other liabilities" on the Company's Consolidated Balance Sheets at those dates.

NOTE 7.               Commitments and Contingent Liabilities

Commitments

As of June 30, 2019 and December 31, 2018, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement other than at three year intervals, whether or not the Manager's performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders' equity (approximately $4.5 million as of June 30, 2019).

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

Amounts Held in Trust for the Benefit of Ceding Companies

As of June 30, 2019 and December 31, 2018, Blue Capital Re ILS did not have any cash and cash equivalents pledged to trust accounts established for the benefit of third parties.

As of June 30, 2019 and December 31, 2018, Blue Capital had transferred $125.3 million and $150.4 million of its cash and cash equivalents, respectively, to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement. See Note 6. These amounts are presented on the Company's Consolidated Balance Sheets as "funds held by ceding companies."

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

At June 30, 2019, Blue Capital had no financial instruments on its Consolidated Balance Sheet. At December 31, 2018, Blue Capital had no financial instruments on its Consolidated Balance Sheet, with the exception of the $4.0 million in outstanding borrowings under the 2016 Credit Facility, which are not carried at fair value. See Note 4.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 9.               Subsequent Event

On July 25, 2019, after considering strategic alternatives, the Company announced a plan to cease active operations and pursue an orderly run-off of its liabilities and in-force portfolio and return capital to shareholders.  As and when capital becomes available after settlement of existing liabilities and expenses, the Company expects to declare special distributions to shareholders.

The Company intends to delist its common shares from the New York Stock Exchange and the Bermuda Stock Exchange prior to March 31, 2020. Following delisting, the Company intends to file a Form 15 with the U.S. Securities and Exchange Commission to terminate the registration of its shares and suspend its reporting obligations under the Securities Exchange Act of 1934, as amended.

The Company will remain exposed to the performance of its underlying in-force reinsurance treaties and the future release of collateral held in trust under the terms of underlying expired reinsurance treaties during the run-off of its business.  Accordingly, the value to be received by shareholders is inherently difficult to predict.

In light of the Company's plan to cease active operations, the Company and the Lender terminated the 2016 Credit Facility on July 30, 2019. See Note 4.

Financial statements filed by the Company after this Form 10-Q will be under the liquidation basis of accounting. All assets will be stated at their estimated liquidation value and liabilities, including estimated costs associated with implementing the run-off and liquidation of the Company, will be stated at their estimated settlement amounts over the remaining estimated liquidation period. The actual amounts realized for assets and settlement of liabilities and the actual costs of liquidation may differ materially, perhaps in adverse ways, from the estimated amounts.

Item 2.                   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2019 and 2018, and our financial condition as of June 30, 2019 and December 31, 2018.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2018 Form 10-K, as filed with the SEC.

Overview

We are a Bermuda reinsurance holding company which offered collateralized reinsurance in the property catastrophe market. Our principal objective was to maximize the expected total return for our shareholders by underwriting a diversified portfolio of short-tail reinsurance contracts and investing in insurance-linked securities with what we believed to be attractive risk and return characteristics. We provided our shareholders with the opportunity to own an alternative asset class whose returns we believe have historically been largely uncorrelated to those of other asset classes, such as global equities, bonds and hedge funds.

On July 25, 2019, after considering strategic alternatives, the Company announced a plan to cease active operations and pursue an orderly run-off of its liabilities and in-force portfolio and return capital to shareholders.  As and when capital becomes available after settlement of existing liabilities and expenses, the Company expects to declare special distributions to shareholders.

During the three and six months ended June 30, 2019, we recorded net income of $1.0 million and $2.8 million compared to net income of $2.5 million and $3.0 million in the three and six months ended June 30, 2018. The results were impacted by significantly lower premium income as compared to the prior period, due to a smaller available capital base which limited deployment in the 2019 renewal seasons. In addition, the Company did not write any business in the key June renewal period in the current year. This was partially offset by lower loss and loss adjustment expenses compared to those reported a year ago which were elevated due to an increase in estimated losses related to Hurricane Irma. During the January 1, 2019 renewal period we maintained our close partnership with Sompo International and deployed all of our available capital into quota share contract business with attractive risk adjusted return potential.

We declared regular cash dividends of $0.15 and $0.30 per Common Share and RSU in the three and six months ended June 30, 2019.

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

Our consolidated results of operations for the three and six month periods ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Revenues
Reinsurance premiums written	$4.2	$7.4	$9.6	$19.9
Change in net unearned reinsurance premiums	0.3	(0.2)	0.8	(5.1)
Net reinsurance premiums earned	4.5	7.2	10.4	14.8
Net investment income	0.8	0.5	1.6	0.9
Total revenues	5.3	7.7	12.0	15.7
Expenses
Loss and LAE - current year losses	0.6	0.6	1.9	1.4
Loss and LAE - prior year losses	1.2	1.6	1.8	5.3
Reinsurance acquisition costs	1.4	2.0	3.4	3.9
General and administrative expenses	1.1	1.0	2.1	2.1
Total expenses	4.3	5.2	9.2	12.7
Net income and comprehensive income	$1.0	$2.5	$2.8	$3.0

Loss and LAE ratio	38.9%	31.5%	34.5%	45.4%
Reinsurance acquisition cost ratio	30.4%	27.7%	32.6%	26.2%
General and administrative expense ratio	25.0%	14.3%	20.9%	14.6%
GAAP combined ratio	94.3%	73.5%	88.0%	86.2%

Reinsurance Premiums Written and Earned

Written premiums represent business bound from ceding companies and net earned premiums represent the portion of net written premiums (gross written premiums less any ceded reinsurance) which is recognized as revenue over the period of time that coverage is provided.

During the three months ended June 30, 2019 and 2018, we wrote $4.2 million and $7.4 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the second quarter of 2019 versus that of the comparable 2018 period was driven by a smaller capital base and derived solely from quota share contract business which incepted on January 1, as no new business was written in the current period.

During the six months ended June 30, 2019 and 2018, we wrote $9.6 million and $19.9 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the first six months of 2019 versus that of the comparable 2018 period was driven by the smaller capital base available for deployment to underwriting activity at January 1 and the subsequent curtailment of underwriting activity.

Our reinsurance premiums written and earned include $0.1 million and $0.4 million in reinstatement premium accruals for the three and six month periods ended June 30, 2019 (2018- $0.2 million and $0.5 million).

Net premiums earned during the three and six month period ended June 30, 2019 were lower than that of the comparable 2018 period mainly due to the lower gross written premium base.

Blue Capital has sought to diversify its exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.

The following table sets forth a breakdown of Blue Capital's gross premiums written by geographic area of underlying risks insured during the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Worldwide(1)	$0.3	7%	$1.0	13%	$0.7	7%	$5.0	25%
USA:
Nationwide	2.1	50%	2.3	31%	4.0	41%	5.6	28%
Florida	0.1	2%	2.0	28%	0.1	1%	4.1	21%
Gulf region	—	—%	0.3	4%	—	—%	0.4	2%
California	—	—%	—	—%	0.1	1%	0.1	1%
Midwest region and other	—	—%	—	—%	—	—%	0.5	3%
Northeast	0.1	2%	0.1	1%	0.1	1%	—	—%
Southeast	—	—%	—	—%	—	—%	0.1	—%
Asia	0.3	7%	0.4	5%	0.8	8%	0.8	4%
Australia	0.3	7%	0.3	4%	0.7	8%	0.5	2%
Canada	—	1%	0.1	2%	0.1	2%	0.2	1%
Europe	1.0	24%	0.9	12%	3.0	31%	2.0	10%
Worldwide, excluding U.S.(2)	—	—%	—	—%	—	—%	0.6	3%
Total premiums written	$4.2	100%	$7.4	100%	$9.6	100%	$19.9	100%
 (1)            "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.
 (2)              "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Loss and LAE incurred - current year	$0.6	$0.6	$1.9	$1.4
Loss and LAE incurred - prior year	1.2	1.6	1.8	5.3
Total loss and LAE incurred	$1.8	$2.2	$3.7	$6.7

Loss and LAE ratio - current year	12.0%	23.2%	17.0%	9.6%
Loss and LAE ratio - prior year	26.9%	8.3%	17.5%	35.8%
Loss and LAE ratio	38.9%	31.5%	34.5%	45.4%

During the three and six months ended June 30, 2019, we established $0.6 million and $1.9 million of loss and LAE reserves, respectively, for the current year, nearly all of which constituted IBNR reserves. During the three and six months ended June 30, 2018, we established $0.6 million and $1.4 million of loss and LAE reserves, respectively, for the current year, nearly all of which constituted IBNR reserves. There were no individually significant loss events that impacted us during the three and six month periods ended June 30, 2019 and 2018. The increase in current year losses in 2019 compared to 2018 for the six months ended June 30, 2019 was from a higher loss reserve provision in respect of attritional losses.

During the three and six months ended June 30, 2019, we recognized $1.2 million and $1.8 million of net adverse loss and LAE reserve development primarily driven by a deterioration in losses incurred related to Typhoon Jebi, partially offset by a reduction in reported losses related to 2017 catastrophe events. During the three and six months ended June 30, 2018 we recognized $1.6 million and $5.3 million of net adverse loss and LAE reserve development for estimated losses, as reported losses and claims settlements in the period, related primarily to Hurricane Irma, exceeded our previous estimates.

Reinsurance Acquisition Costs

The following table summarizes our consolidated reinsurance acquisition costs and our reinsurance acquisition cost ratios for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Commissions, brokerage costs, fronting fees and other	$1.4	$1.9	$3.4	$3.8
Profit commissions	—	0.1	—	0.1
Total reinsurance acquisition costs	$1.4	$2.0	$3.4	$3.9
Reinsurance acquisition cost ratio	30.4%	27.7%	32.6%	26.2%

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

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs for the three and six months ended June 30, 2019, reduced compared to the costs incurred during the 2018 period due to the lower volume of business written. The increase in the reinsurance acquisition ratio compared to 2018 is mainly due to the higher concentration of quota share business which incurs higher override commissions.

General and Administrative Expenses

The following table summarizes our consolidated general and administrative expenses and our general and administrative expense ratios for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Investment Management Agreement fees	$0.3	$0.5	$0.6	$1.0
Administrative Services Agreement fees	0.1	0.1	0.3	0.3
Public company expenses	0.7	0.4	1.2	0.8
Total general and administrative expenses	$1.1	$1.0	$2.1	$2.1
General and administrative expense ratio	25.0%	14.3%	20.9%	14.6%

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

Our public company expenses incurred during the periods presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company. These expenses increased modestly in 2019 compared to 2018 as a result of higher legal and professional expenses in connection with the consideration of strategic alternatives by the Company.

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

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones at each treaty renewal date. The last major treaty renewal date was January 1, 2019. Our January 1, 2019 estimated net exposures by zone were in compliance with our underwriting guidelines. Namely, our estimated net exposure from any one catastrophe loss event in any individual zone was at or below 50% of our then-projected June 30, 2019 shareholders' equity.

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

On June 1, 2019, our estimated single event loss exposures were within our underwriting guidelines. Namely, the estimated net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our then-projected June 30, 2019 shareholders' equity, and the estimated net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our then-projected June 30, 2019 shareholders' equity.

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

Single Event Loss Projections

The table that follows details our estimated net impact from single event losses as of June 1, 2019 for selected zones at specified return periods. It is important to note that each catastrophe model we use contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Net Impact from Single Event Losses at Specified Return Periods

	Net Impact (Millions)	Return Period(1)	Percentage of June 30, 2019 Shareholders’ Equity
U.S. - Florida hurricane	$13	1 in 100 year	14%
Japan earthquake	9	1 in 250 year	9%
All other zones			less than 10%
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

The ability of Blue Capital Re to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Blue Capital Re may not declare or pay a dividend to the Company if there are reasonable grounds for believing that Blue Capital Re is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Blue Capital Re's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Blue Capital Re, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As a result of the net losses recorded in 2017 and 2018, until such time as Blue Capital Re extinguishes its retained deficit position, the payment of dividends are subject to return of capital restrictions. Blue Capital Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of Blue Capital Re’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital. As of June 30, 2019, Blue Capital Re could pay a dividend or return additional paid-in capital totaling approximately $15.0 million (December 31, 2018 – $22.6 million) without prior regulatory approval based upon Bermuda law and regulations. The Company intends to make an application to the BMA to allow Blue Capital Re to distribute amounts in excess of 15% of statutory capital in order to effect its run-off plans.

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

As of June 30, 2019, we held $3.0 million of cash and cash equivalents, which was entirely unencumbered cash on hand.

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Sompo International. The 2016 Credit Facility provided the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes. Borrowings under the 2016 Credit Facility incurred interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  A one-time fee of $20,000 was paid to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility was amended on July 31, 2018 to extend its expiry to September 30, 2020 under identical terms. On December 31, 2018, Endurance Investment Holdings Ltd. was merged into its parent, Endurance Specialty Insurance Ltd. and the obligations of the Lender were assumed by Endurance Specialty Insurance Ltd. As of June 30, 2019, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility. On July 30, 2019, the parties terminated the 2016 Credit Facility in light of the Company's plan to cease active operations.

The 2016 Credit Facility contained covenants that limited the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt. Had the Company failed to comply with any of these covenants, the Lender could have revoked the facility and exercised remedies against the Company. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender had the right to terminate the 2016 Credit Facility.

As of June 30, 2019, we had no outstanding borrowings under the 2016 Credit Facility.  See Note 4 of the Notes to the Unaudited Consolidated Financial Statements. With respect to the Company's outstanding borrowings of $4.0 million at December 31, 2018, $3.0 million was repaid on April 8, 2019 and while outstanding, was subject to annual interest rates ranging between 3.91% and 4.15% and $1.0 million was repaid on April 18, 2019, and was subject to annual interest rates ranging between 4.07% and 4.11%.

During the six month period ended June 30, 2019, we declared (i) a first quarter 2019 regular dividend of $0.15 per Common Share and RSU, which was paid on April 15, 2019; and (ii) a second quarter 2019 regular dividend of $0.15 per Common Share and RSU, which was paid on July 15, 2019. The total dollar amount of dividends paid during the six month period ended June 30, 2019 was $1.3 million.

We intend to make special distributions to shareholders from time to time pursuant to our plans to effect an orderly run-off of the Company. Any future determination to make distributions will remain at the discretion of the Board and will be dependent upon many factors, including: (i) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of our expenses) and capital requirements; (ii) general business conditions, (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; and (v) any other factors that the Board deems relevant. For U.S. federal income tax purposes, it is expected that U.S. holders of our common shares generally will recognize gain or loss equal to the difference between (i) the sum of the amount of cash distributed to them and (ii) their adjusted tax basis in our common shares. Such gain or loss generally will be computed on a per-share basis.

Capital Resources

Our total shareholders' equity (or total capital) was $90.9 million and $90.7 million as of June 30, 2019 and December 31, 2018, respectively. Our total capital increased during the six month period ended June 30, 2019 as a result of net income of $2.8 million, partially offset by the declaration of $2.6 million in dividends to holders of Common Shares and RSUs. It is unlikely that we will need to raise additional capital in the future following our decision to pursue an orderly run-off and we anticipate that our capital resources will be sufficient to meet all future obligations.

Collateral Requirements and Restrictions

Each of the reinsurance contracts that Blue Capital Re has written is required to be fully-collateralized by cash and cash equivalents or funds held by reinsurance companies. This collateral is not available to Blue Capital Re for any other purpose until the expiration of the applicable reinsurance contract (or, in the event of a covered loss, the resolution of such loss under the applicable contract).  As a result of the significant losses incurred from the catastrophe events of 2017 and 2018, in line with the contractual requirements for buffer loss provisions in the treaties that the Company enters into, collateral that we would typically expect to be available following the expiry of the applicable reinsurance contracts will remain encumbered for a longer period impacting the time it will take to run-off the Company.

Contractual Obligations and Commitments

As of June 30, 2019, we had no outstanding borrowings under the 2016 Credit Facility. See Note 4 of the Notes to the Unaudited Consolidated Financial Statements.

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

As of June 30, 2019, our total shareholders' equity was $90.9 million.  Assuming that our average total shareholders' equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $1.4 million per year pursuant to this agreement. However, as we return capital to our shareholders in accordance with the run-off of the Company, the Management Fee paid to the Manager will decline with the expected reduction in shareholders' equity.

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

As a result of the net loss recorded in the years ended December 31, 2018 and 2017, the Company did not incur a Performance fee in 2018, and management estimates that the Company will not pay a Performance Fee in in the foreseeable future due to the rolling three year high water mark provision and the decision to pursue an orderly run-off of the Company.

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

Credit Facility Agreement. The 2016 Credit Facility provided the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expired on July 30, 2019.

Borrowings under the 2016 Credit Facility incurred interest, set at the time of the borrowing, at a rate equal to the LIBOR rate plus 150 basis points.  Upon consummation of the 2016 Credit Facility, a one-time fee of $20,000 was paid to the Lender in connection with the set-up of the facility.

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

As of June 30, 2019, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $4.5 million.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at June 30, 2019 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Off-Balance Sheet Arrangements

As of June 30, 2019, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

	Six Months Ended June 30,
($ in millions)	2019	2018
Net cash from operating activities	$6.1	$0.2
Net cash used in financing activities	(5.3)	(2.6)
Net increase (decrease) in cash and cash equivalents	0.8	(2.4)
Cash and cash equivalents, beginning of period	2.2	6.0
Cash and cash equivalents, end of period	$3.0	$3.6

We experienced a net increase of $0.8 million and net decrease of $2.4 million in our cash and cash equivalents during the six month periods ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019, releases of cash from funds held by ceding companies partially offset by payments of general and administrative expenses was the primary contributor to the cash from operating activities of $6.1 million.

During the six months ended June 30, 2018, releases of cash from funds held by ceding companies partially offset by payments of general and administrative expenses was the primary contributor to the cash from operating activities of $0.2 million.

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

Financial statements filed by the Company after this Form 10-Q will be under the liquidation basis of accounting. All assets will be stated at their estimated liquidation value and liabilities, including estimated costs associated with implementing the run-off and liquidation of the Company, will be stated at their estimated settlement amounts over the remaining estimated liquidation period. The actual amounts realized for assets and settlement of liabilities and the actual costs of liquidation may differ materially, perhaps in adverse ways, from the estimated amounts.

Our accounting policies for these items are of critical importance to our Unaudited Consolidated Financial Statements.

Loss and LAE Reserves

As of June 30, 2019 our best estimate for gross and net unpaid loss and LAE reserves was $38.4 million, with IBNR representing approximately 43% of such reserves.

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

Written and Earned Reinsurance Premiums

During the six month periods ended June 30, 2019 and 2018, we wrote $9.6 million and $19.9 million in reinsurance premiums, respectively, and earned reinsurance premiums of $10.4 million and $14.8 million, respectively.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Refer to the 2018 Form 10-K, as filed with the SEC, and in particular Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."  As of June 30, 2019, there were no material changes to our market risks as described in the 2018 Form 10-K, as filed with the SEC.

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

Item 1A.      Risk Factors.

Before investing in any of our securities, you should carefully consider the risk factors and all other information set forth in our 2018 Form 10-K, as supplemented by the following risk factors and other information in this Form 10-Q. These risks could materially affect our business, results of operations or financial condition and cause the trading price of our securities to decline. You could lose all or part of your investment. The headings used in this section are solely to aid the reader as to a general category of risk related to investing in the Company. The risk factors listed may apply to more than one category or to the Company generally. Accordingly, the headings used in this section should not be construed as limiting in any manner the general applicability of the risk factor included in this section.

We cannot assure you that any liquidating distribution will be made to our shareholders or, if made, the exact amount or timing of distributions.

Our winding up and liquidation process will be subject to uncertainties. It is possible that there will be no liquidating distribution made to our shareholders. The amount and timing of any liquidating distribution to our shareholders will depend on the following factors, among others:

•	whether any potential claimants against us and currently unknown to us could present claims relating to our prior operations that we may ultimately have to satisfy;

•	the payment of expenses to be incurred for the operation of the business through our winding-up and liquidation;

•	the costs we may have to incur to defend claims, including possible claims against us relating to our winding up and ultimate liquidation;

•	the amounts that we will need to pay for general administrative and overhead costs and expenses prior to our ultimate liquidation;

•
the costs attendant on us as a publicly held reporting company under SEC regulations, including legal and auditing fees, during the period we are obligated to continue preparing and filing our annual, quarterly and current reports;

•	how much of our funds we will be required to reserve to provide for contingent liabilities, and how long it may take to finally determine whether and how much of those liabilities may have to be paid.

We will continue to incur expenses that will reduce any amounts available for distribution to our shareholders.

Claims, liabilities and expenses from operations will continue to be incurred by us as we wind down. We cannot estimate what the aggregate of these expenses will be, but they will reduce the amount of funds available for distribution to our shareholders.

We may be subject to litigation, which is expensive and could divert our attention.

We may be subject to litigation in connection with our winding-up and liquidation. Litigation against us could result in substantial costs and divert our management's attention from the winding-up and liquidation, which could decrease the amount available for distribution to our shareholders.

Our Board may abandon implementation of the winding-up and liquidation of the Company.

Our board of directors has the right to abandon the winding-up and liquidation prior to its completion. While our board of directors does not currently intend to do so, it will do so if it determines, based on intervening circumstances, that it is not in the best interest of the Company and its shareholders to continue with the winding-up and liquidation.

Further, our board of directors has the right to abandon the winding-up upon the receipt of an offer from a third party to purchase the Company. Upon receipt of an offer to purchase the Company, we would seek shareholder approval prior to consummating any such sale.

Shareholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.

As a result of our winding-up and liquidation, for U.S. federal income tax purposes, our shareholders generally will recognize gain or loss, on a per share basis, equal to the difference between (i) the sum of the amount of cash and the fair market value (at the time of the distribution) of property, if any, distributed to them with respect to each common share and

(ii) their adjusted tax basis in each common share. A liquidating distribution pursuant to the winding-up may occur at various times and in more than one tax year. Any loss generally will be recognized by a shareholder only in the tax year in which the shareholder receives our final liquidating distribution, and then only if the aggregate value of all liquidating distributions with respect to a common share is less than the shareholder’s adjusted tax basis for that common share. Shareholders are urged to consult with their own tax advisors as to the specific tax consequences to them of our winding-up and liquidation.

The tax treatment of any liquidating distribution may vary from shareholder to shareholder.

You should consult your own tax advisor for tax advice in connection with the winding-up and liquidation. We have not requested a ruling from the U.S. Internal Revenue Service or any other tax authority with respect to the anticipated tax consequences of our winding-up and liquidation, and we will not seek an opinion of counsel with respect to the anticipated tax consequences of any liquidating distributions. There could be greater than anticipated taxation at the corporate and/or shareholder level, thus reducing the benefit to our shareholders and us from our winding-up and liquidation. Tax considerations applicable to particular shareholders may vary with and be contingent on the shareholder’s individual circumstances.

As part of the winding-up and liquidation, we intend to delist our common shares from the New York Stock Exchange and the Bermuda Stock Exchange prior to March 31, 2020 and terminate the registration of our common shares and suspend our reporting obligations under the Securities Exchange Act of 1934, as amended, shortly thereafter. The delisting from the New York Stock Exchange and the termination of the registration of our common shares would likely cause the liquidity and market price of our common shares to decline.

Our common shares currently trade on the New York Stock Exchange under the symbol BCRH and on the Bermuda Stock Exchange under the symbol BCRH.BH. As part of the winding-up and liquidation, we intend to delist our common shares from the New York Stock Exchange and the Bermuda Stock Exchange prior to March 31, 2020 and terminate the registration of our common shares and suspend our reporting obligations under the Securities Exchange Act of 1934, as amended, shortly thereafter. If we delist our common shares from the New York Stock Exchange and Bermuda Stock Exchange and terminate the registration of our common shares under the Securities Exchange Act of 1934, as amended, it could potentially impair the liquidity of our common shares, not only in the number of common shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and the potential reduction in media coverage. As a result, an investor might find it more difficult to dispose of our common shares and the market price of our common shares may decline.

As a result of the plan for an orderly run-off and liquidation, certain institutional shareholders may be required to sell their shares of our common stock.

Upon the adoption of the plan for an orderly run-off and liquidation, the governing documents of certain of our institutional investors may prohibit them from holding shares of our common stock. If that were to be the case, such institutional investors would be required to divest of the shares of our common stock they hold which would create downward pressure on the trading price of our Common Shares. If this were to occur, shareholders who sell shares of common stock prior to the completion of the liquidation may receive less than shareholders who receive all liquidating distributions ultimately made.

Regulatory restrictions on dividends and the return of capital may impact our ability to fund special distributions to shareholders.

In order to distribute capital to our shareholders when it becomes available after the settlement of existing liabilities and expenses, the Company will be reliant on the ability of its subsidiary Blue Capital Re to dividend adequate funds to the Company. Under Bermuda law, Blue Capital Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. We cannot offer any assurance that we will receive such approval.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)             None.

(b)             None.

(c)              Share Repurchase Authorization

The Board of Directors of the Company has authorized the repurchase of up to a total of 500,000 ordinary shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The new share repurchase authorization continues through July 31, 2019. The Company did not purchase any shares or share equivalents during the second quarter of 2019.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

(a) None.

(b) None.

Item 6.         Exhibits.

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

Exhibit
Number	Description of Document

10.1	Agreement to Terminate Credit Agreement, dated July 30, 2019, between Blue Capital Reinsurance Holdings Ltd. and Endurance Specialty Insurance Ltd. (*)

11	Statement Re: Computation of Per Share Earnings (included as Note 3 of the Notes to the Unaudited Consolidated Financial Statements).

31.1	Certification of Michael J. McGuire, CEO of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Greg A. Garside, CFO of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of Michael J. McGuire and Greg A. Garside, CEO and CFO, respectively, of the Company, pursuant to 18 U.S.C. Section 1350. (*)

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as at June 30, 2019 (unaudited) and December 31, 2018; (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Consolidated Statements of Changes in Shareholders' Equity; (iv) the Unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

By:	/s/ GREG A. GARSIDE

Name:	Greg A. Garside
Title:	Chief Financial Officer
(Principal Financial Officer)

July 31, 2019