Form 10-Q
period 2019-09-30
Blue Capital Reinsurance Holdings Ltd.
filed 2019-11-06
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(441) 278-0400
(Registrant’s Telephone Number, Including Area Code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares, par value $1.00 per share	BCRH and BCRH.BH	New York Stock Exchange and Bermuda Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 4, 2019, the registrant had 8,774,782 common shares outstanding, with a par value of $1.00 per share ("Common Shares").

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

INDEX TO FORM 10-Q

		Page

PART I - FINANCIAL INFORMATION

	Cautionary Statement Regarding Forward-Looking Statements	3

Item 1.	Financial Statements	5

	Unaudited Consolidated Statement of Net Assets (Liquidation Basis) at September 30, 2019	5

	Consolidated Balance Sheet (Going Concern Basis) at December 31, 2018	6

	Unaudited Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the period August 1, 2019 to September 30, 2019	7

	Unaudited Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income (Going Concern Basis) for the One and Seven Months Ended July 31, 2019 and the Three and Nine Months Ended September 30, 2018	8

	Unaudited Consolidated Statements of Changes in Shareholders' Equity (Going Concern Basis) for the Seven Months Ended July 31, 2019 and the Nine Months Ended September 31, 2018	9

	Unaudited Consolidated Statements of Cash Flows (Going Concern Basis) for the Seven Months Ended July 31, 2019 and Nine Months Ended September 30, 2018	10

	Notes to the Unaudited Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

2

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

•	our ability to effectively execute the planned winding up and liquidation of the Company;

•	continued acceptance of our business strategy, security and financial condition by regulators, brokers and insureds;

•	failure by any service provider to carry out its obligations to us in accordance with the terms of its appointment;

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

•	potential treatment of us as an investment company or a passive foreign investment company for purposes of U.S. securities laws or U.S. federal taxation, respectively;

•	the impact of the expected withdrawal of the United Kingdom from the European Union;

•	the amount and timing of reinsurance recoveries;

•	the effects of competitors' pricing policies, and of changes in laws and regulations on competition, industry consolidation and development of competing financial products;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues;

•	the ability of the counterparty institutions with which we conduct business to continue to meet their obligations to us;

•	operational risks, including the risk of fraud and any errors and omissions, as well as technology breaches or failures;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	our dependence as a holding company upon dividends or distributions from our operating subsidiaries;

•	our dependence on regulatory approvals for special distributions; and

•	changes in accounting principles or the application of such principles by regulators.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

 BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(Liquidation Basis)

September 30,
(In millions of U.S. dollars)	2019
Assets
Cash and cash equivalents	$1.1
Reinsurance premiums receivable	7.2
Funds held by ceding companies	99.8
Other assets	2.5
Total Assets	$110.6
Liabilities
Loss and loss adjustment expense reserves	$33.7
Reinsurance balances payable	1.8
Other liabilities (See Note 7)	0.8
Liability for estimated costs in excess of estimated receipts during liquidation (See Note 2)	2.4
Total Liabilities	38.7
Net Assets in Liquidation	$71.9

See notes to the unaudited consolidated financial statements, including Note 7 which describes certain related party transactions and Note 2 which describes the impact of the liquidation basis of accounting on net assets.

 BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEET
(Going Concern Basis)

December 31,
(In millions of U.S. dollars, except share amounts)	2018
Assets
Cash and cash equivalents	$2.2
Reinsurance premiums receivable	8.9
Deferred reinsurance acquisition costs	0.1
Funds held by ceding companies	150.4
Other assets	1.7
Total Assets	$163.3
Liabilities
Loss and loss adjustment expense reserves	$49.9
Unearned reinsurance premiums	0.8
Debt	4.0
Reinsurance balances payable	16.4
Other liabilities (See Note 7)	1.5
Total Liabilities	72.6
Shareholders' Equity
Common Shares, at par value - 8,767,165 shares issued and outstanding	8.8
Additional paid-in capital	157.8
Retained deficit	(75.9)
Total Shareholders' Equity	90.7
Total Liabilities and Shareholders' Equity	$163.3

See notes to the unaudited consolidated financial statements, including Note 7 which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(Liquidation Basis)

Period from August 1, 2019 to September 30, 2019
(In millions of U.S. dollars)

Net Assets in Liquidation at beginning of period	$88.8
Changes in net assets in liquidation:
Changes in liquidation value of reinsurance premiums receivable	(0.1)
Changes in liquidation value of loss and loss adjustment expense reserves	(2.0)
Remeasurement of assets and liabilities	(1.5)
Liquidating distributions to shareholders	(13.3)
Net Assets in Liquidation at end of period	$71.9

See notes to the unaudited consolidated financial statements, including Note 2 which describes the impact of the liquidation basis of accounting on net assets.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(Going Concern Basis)

	One Month Ended	Three Months Ended	Seven Months Ended	Nine Months Ended
	July 31,	September 30,	July 31,	September 30,
(In millions of U.S. dollars, except per share amounts)	2019	2018	2019	2018
Revenues
Reinsurance premiums written	$1.5	$4.2	$11.1	$24.1
Change in net unearned reinsurance premiums	—	2.3	0.8	(2.8)
Net reinsurance premiums earned	1.5	6.5	11.9	21.3
Net investment income	0.2	0.6	1.8	1.5
Total revenues	1.7	7.1	13.7	22.8
Expenses
Loss and loss adjustment expenses	2.0	10.6	5.7	17.3
Reinsurance acquisition costs	0.5	2.0	3.9	5.9
General and administrative expenses	0.3	1.2	2.4	3.3
Total expenses	2.8	13.8	12.0	26.5
Net (loss) income and comprehensive (loss) income	$(1.1)	$(6.7)	$1.7	$(3.7)
Per share amounts:
Basic and diluted earnings per Common Share	$(0.12)	$(0.76)	$0.20	$(0.42)
Dividends declared per Common Share and RSU	—	0.30	0.30	0.90

See notes to the unaudited consolidated financial statements, including Note 7, which describes certain related party transactions and Note 1, which describes the transition to the liquidation basis of accounting.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Going Concern Basis)

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained deficit
(In millions of U.S. dollars)
Balance at January 1, 2019	$90.7	$8.8	$157.8	$(75.9)
Net income	1.8	—	—	1.8
Dividends declared - Common Shares and RSUs	(1.3)	—	(1.3)	—
Balance at March 31, 2019	$91.2	$8.8	$156.5	$(74.1)
Net income	1.0	—	—	1.0
Dividends declared - Common Shares and RSUs	(1.3)	—	(1.3)	—
Balance at June 30, 2019	90.9	8.8	155.2	(73.1)
Net loss	$(1.1)	$—	$—	$(1.1)
Dividends declared - Common Shares and RSUs	—	—	—	—
Balance at July 31, 2019	$89.8	$8.8	$155.2	$(74.2)

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained deficit
(In millions of U.S. dollars)
Balance at January 1, 2018	$127.1	$8.8	$165.6	$(47.3)
Net income	0.5	—	—	0.5
Dividends declared - Common Shares and RSUs	(2.6)	—	(2.6)	—
Balance at March 31, 2018	$125.0	$8.8	$163.0	$(46.8)
Net income	$2.5	$—	$—	$2.5
Dividends declared - Common Shares and RSUs	$(2.7)	$—	$(2.7)	$—
Balance at June 30, 2018	$124.8	$8.8	$160.3	$(44.3)
Net loss	(6.7)	—	$—	(6.7)
Dividends declared - Common Shares and RSUs	(2.6)	—	(2.6)	—
Balance at September 30, 2018	$115.5	$8.8	$157.7	$(51.0)

See notes to the unaudited consolidated financial statements, including Note 7, which describes certain related party transactions and Note 1, which describes the transition to the liquidation basis of accounting.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)

	Seven Months Ended	Nine Months Ended
	July 31,	September 30,
(In millions of U.S. dollars)	2019	2018
Cash flows provided by (used in) operating activities:
Net income (loss)	$1.7	$(3.7)
Net change in:
Loss and loss adjustment expense reserves	(20.9)	(8.7)
Unearned reinsurance premiums	(0.8)	2.8
Reinsurance balances payable	(4.2)	(6.3)
Deferred reinsurance acquisition costs	0.1	(0.4)
Reinsurance premiums receivable	3.6	4.6
Funds held by ceding companies	28.3	11.3
Other liabilities	(0.4)	0.8
Other assets	(1.7)	(1.0)
Net cash and cash equivalents provided by (used in) operating activities	5.7	(0.6)
Net cash and cash equivalents from investing activities	—	—
Cash flows used in financing activities:
Dividends paid - Common Shares and RSUs	(2.6)	(5.3)
Repayment of Borrowings under the Credit Agreement	(4.0)	—
Net cash and cash equivalents used in financing activities	(6.6)	(5.3)
Net decrease in cash and cash equivalents during the period	(0.9)	(5.9)
Cash and cash equivalents - beginning of period	2.2	6.0
Cash and cash equivalents - end of period	$1.3	$0.1

See notes to the unaudited consolidated financial statements, including Note 7, which describes certain related party transactions and Note 1, which describes the transition to the liquidation basis of accounting.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 1.          Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Overview

Blue Capital Reinsurance Holdings Ltd. (the "Company" or the "Registrant") is a Bermuda exempted limited liability company that, through its subsidiaries (collectively "Blue Capital"), offered collateralized reinsurance in the property catastrophe market and invested in various insurance-linked securities. The Company was incorporated under the laws of Bermuda on June 24, 2013, and commenced its operations on November 12, 2013. The Company's headquarters and principal executive offices are located at Waterloo House, 100 Pitts Bay Road, Pembroke, HM 08, Bermuda, which is also our registered office.

On July 25, 2019, after considering strategic alternatives, the Company announced a plan to cease active operations and pursue an orderly run-off of its liabilities and in-force portfolio and return capital to shareholders.  As and when capital becomes available after settlement of existing liabilities and expenses and receipt of any necessary regulatory approvals, the Company expects to declare special distributions to shareholders. The Company intends to delist its common shares from the New York Stock Exchange and the Bermuda Stock Exchange prior to March 31, 2020. Following delisting, the Company intends to file a Form 15 with the U.S. Securities and Exchange Commission to terminate the registration of its shares and suspend its reporting obligations under the Securities Exchange Act of 1934, as amended. The Company will remain exposed to the performance of its underlying in-force reinsurance treaties and the future release of collateral held in trust under the terms of underlying expired reinsurance treaties during the run-off of its business.  Accordingly, the value and timing of any special distributions to be received by shareholders is inherently difficult to predict. The Company expects that it will complete the liquidation of its net assets and return of capital to shareholders by the end of 2021.

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

As a result of the decision to pursue an orderly run-off and return capital to shareholders, the Company’s basis of accounting transitioned from the going concern basis of accounting (“Going Concern Basis”) to the liquidation basis of accounting in accordance with GAAP (“Liquidation Basis”), effective July 31, 2019. Under the Liquidation Basis, all assets are stated at their estimated liquidation value and liabilities, including estimated costs associated with implementing the run-off and liquidation of the Company, are stated at their estimated settlement amounts over the remaining estimated liquidation period. The liquidation value of the Company's unexpired reinsurance treaties is based on management's estimate of future earned premium net of acquisition expenses together with an estimate for expected loss and loss adjustment expense liabilities to be incurred associated with those earned premiums. Additionally, the liquidation value of the Company's other assets and liabilities includes management's estimate of investment income to be generated from the expected collateral balances supporting our insurance liabilities over the estimated period of run-off and estimates for corporate expenses and management and administrative fees over the period. The estimated liquidation values for assets derived from future revenue streams and liabilities yet to be incurred are reflected on the Statement of Net Assets (Liquidation Basis) as the Liability for Estimated Costs In Excess of Estimated Receipts During Liquidation. The actual amounts realized for assets and settlement of liabilities and the actual costs of liquidation may differ materially from the estimated amounts.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 1.          Basis of Presentation and Summary of Significant Accounting Policies, cont'd

All financial results and disclosures to July 31, 2019, prior to adopting the Liquidation Basis, are presented on a Going Concern Basis, which presents assets and liabilities in the normal course of business. As a result, the Balance Sheet as of December 31, 2018, the Unaudited Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss), Unaudited Consolidated Statements of Changes in Shareholders' Equity and the Unaudited Consolidated Statements of Cash Flows for the period January 1, 2019 through July 31, 2019 are presented on a Going Concern Basis, consistent with the Company’s 2018 Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues earned and expenses incurred during the period. Actual results could differ materially from those estimates. The significant estimates reflected in these interim unaudited consolidated financial statements include, but are not limited to, loss and LAE reserves and written and earned reinsurance premiums (including those associated with in-force reinsurance treaties due to expire over the liquidation period), together with estimated investment income to be received and corporate expenses, administrative fees and management fees relating to services to be provided over the liquidation period. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

Prior to ceasing active operations, the Company has operated as a single business segment through its wholly-owned subsidiaries: (i) Blue Capital Re Ltd. ("Blue Capital Re"), a Bermuda Class 3A insurer which provided collateralized reinsurance; and (ii) Blue Capital Re ILS Ltd. ("Blue Capital Re ILS"), a Bermuda exempted limited liability company which conducted hedging and other investment activities, including entering into industry loss warranties and related instruments, in support of Blue Capital Re's operations. Blue Capital leverages the reinsurance underwriting expertise and infrastructure of Sompo International and its various subsidiaries, including Blue Capital Management Ltd. (the "Manager"), to conduct its business. Sompo Holdings, Inc. is the ultimate beneficial owner of 33.2% of the Company's outstanding Common Shares through its ownership of Sompo International.

NOTE 2.          Net Assets in Liquidation

The following is a reconciliation of Shareholders' Equity under the Going Concern Basis to net assets in liquidation under the Liquidation Basis as of July 31, 2019.

($ in millions)	July 31, 2019
Total shareholders' equity as of July 31, 2019 (Going Concern Basis)	$89.8
Decrease from write off of prepaid assets	(0.1)
(Decrease) increase from liability for estimated costs in excess of estimated receipts during liquidation:
Reinsurance premiums receivable (1)	6.0
Loss and loss adjustment expense reserves (2)	(4.6)
Other assets and other liabilities (3)	(2.3)
(0.9)

Net assets in liquidation July 31, 2019	$88.8

(1)     The Company estimated premium, net of acquisition costs, to be earned and settled over the remaining liquidation period on in-force reinsurance treaties to be $6.0 million;
(2)     The Company estimated future liabilities for loss and LAE reserves to be incurred on in-force reinsurance treaties of $4.6 million;
(3)     The Company accrued $1.7 million of investment income estimated to be earned on collateral balances over the anticipated period of run-off. In addition, the Company accrued $4.0 million of estimated costs to be incurred over the remaining liquidation period from corporate expenses and management and administrative fees.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 2.          Net Assets in Liquidation, cont'd

The estimate of net assets in liquidation represents expected future cash outflows related to the orderly run-off of the net assets of the Company. The Liquidation Basis requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the orderly run-off. These amounts can vary significantly due to, among other things, the timing and amounts associated with discharging known and contingent liabilities including the Company's loss and loss adjustment expense reserves and the costs associated with the winding-up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period. Changes in estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary. The Company does not expect to incur significant costs related specifically to the disposal of its assets since they are predominantly comprised of highly liquid collateral balances in the form of cash and cash equivalents under the caption ‘funds held by ceding companies’ on the statement of net assets (liquidation basis).

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the period from August 1 to September 30, 2019 is as follows:

($ in millions)	August 1, 2019	Change in Realizable Net Assets (1)	Remeasurement of Assets and Liabilities	September 30, 2019
Assets:
Estimated net inflows from reinsurance premiums receivable	$6.0	$(2.1)	$(0.4)	$3.5
Estimated net inflows from net investment income	1.7	(0.4)	(0.1)	1.2
Liabilities:
Loss and loss adjustment expense reserves	(4.6)	2.1	(1.0)	(3.5)
Other liabilities for general and administrative expenses	(4.0)	0.4	—	(3.6)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(0.9)	$—	$(1.5)	$(2.4)
(1)     Represents changes in cash and cash equivalents, reinsurance premiums receivable, loss and loss adjustments reserves, other assets and other liabilities.

NOTE 3.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital's loss and LAE reserve movements for the one and seven months ended July 31, 2019 and the three and nine months ended September 30, 2018, prior to the adoption of the liquidation basis of

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

accounting.

	One Month Ended July 31,	Three Months Ended September 30,	Seven Months Ended July 31,	Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Gross and net unpaid loss and LAE reserves- beginning	$38.4	$29.9	$49.9	$43.4
Losses and LAE incurred:
Current year losses	0.4	4.2	2.3	5.6
Prior year losses	1.6	6.4	3.4	11.7
Total incurred losses and LAE	2.0	10.6	5.7	17.3
Losses and LAE paid and approved for payment:
Current year losses	0.1	0.3	0.1	0.4
Prior year losses	11.3	5.5	26.5	25.6
Total losses and LAE paid and approved for payment	11.4	5.8	26.6	26.0
Gross and net unpaid loss and LAE reserves- ending	$29.0	$34.7	$29.0	$34.7
NOTE 3.          Loss and LAE Reserve Movements, cont'd

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

During the one and seven months ended July 31, 2019, Blue Capital Re's estimated ultimate loss for prior period accident years was increased by $1.6 million and $3.4 million, respectively, due to the emergence of claims exceeding previous estimates of losses and LAE related to 2018 catastrophe events, primarily Typhoon Jebi.

During the three and nine months ended September 30, 2018, Blue Capital Re's estimated ultimate loss for prior period accident years was increased by $6.4 million and $11.7 million, respectively, due to the emergence of claims exceeding previous estimates of losses and LAE related to 2017 catastrophe events, primarily Hurricane Irma, which made landfall in the U.S. in September 2017.

NOTE 4.                      Basic and Diluted Earnings per Common Share

Prior to the adoption of the liquidation basis of accounting, the Company applied the two-class method of calculating its earnings per Common Share. In applying the two-class method, any outstanding RSUs are considered to be participating securities. See Note 6.  For all periods presented in which RSUs were outstanding, the two-class method was used to determine basic and diluted earnings per Common Share since this method yielded a more dilutive result than the treasury stock method.

For purposes of determining basic and diluted earnings per Common Share, a portion of net income was allocated to outstanding RSUs which served to reduce the Company’s earnings per Common Share numerators. Net losses were not allocated to outstanding RSUs and, therefore, did not impact the Company's per Common Share numerators in any period in which it incurred a net loss.

The following table outlines the Company's computation of its basic and diluted earnings per Common Share for the one and seven months ended July 31, 2019 and the three and nine months ended September 30, 2018:

	One Month Ended July 31,	Three Months Ended September 30,	Seven Months Ended July 31,	Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(1.1)	$(6.7)	$1.7	$(3.7)
Less: net earnings allocated to participating securities(1)	—	—	—	—
Earnings per Common Share numerator	$(1.1)	$(6.7)	$1.7	$(3.7)
Average Common Shares outstanding (in thousands of shares)	8,775	8,767	8,769	8,764
Basic and diluted earnings per Common Share	$(0.12)	$(0.76)	$0.20	$(0.42)
(1)         During the one and seven month periods ended July 31, 2019 and the three and nine month periods ended September 30, 2018, the net earnings allocated to participating securities totaled less than $0.1 million.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 4.                      Basic and Diluted Earnings per Common Share, cont'd

Dividends and Distributions to Holders of Common Shares and RSUs

During the one month period ended July 31, 2019, the Company did not declare any regular dividends or special distributions. During the three month period ended September 30, 2018, the Company declared a regular cash dividend of $0.30 per Common Share and RSU. As part of its plan to run-off and return capital to its shareholders, the Company declared and paid a special distribution of $1.51 per share during the two month period ended September 30, 2019. As of September 30, 2019 and December 31, 2018, the Company had no dividends or distributions payable to holders of Common Shares and RSUs.

The total amount of dividends paid to holders of Common Shares and RSUs during the seven month period ended July 31, 2019 and nine month period ended September 30, 2018 was $2.6 million and $5.3 million, respectively. The total amount of special distributions paid to holders of Common Shares and RSUs during the two month period ended September 30, 2019 was $13.3 million.

There are restrictions on the payment of dividends and distributions by the Company, Blue Capital Re and Blue Capital Re ILS.  Any future determination to pay dividends and distributions to holders of Common Shares and RSUs will be at the discretion of the Board and will be dependent upon many factors, including the Company's results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, regulatory and contractual restrictions.

In light of the Company's decision to enter run-off and return capital to its shareholders, on October 25, 2019, the Bermuda Monetary Authority (“BMA”) amended the license of Blue Capital Re to require Blue Capital Re to obtain the written approval of the BMA prior to the declaration and/or payment of any dividends and/or the making of any capital contributions to Blue Capital Re’s parent, shareholders or affiliates. Accordingly, Blue Capital Re will be obligated to seek the BMA’s advance approval in order to provide the Company with the funds required for each distribution to the Company’s shareholders in connection with the run off of the Company. To the extent Blue Capital Re is unable to obtain the BMA’s approval, distributions to the Company's shareholders may be prevented or delayed until such time as Blue Capital Re receives the BMA’s approval.

NOTE 5.                      Credit Facility

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Sompo International. The 2016 Credit Facility provided the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes. Borrowings under the 2016 Credit Facility incurred interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points. A one-time fee of $20,000 was paid to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility was amended on July 31, 2018 to extend its expiry to September 30, 2020 under identical terms. On December 31, 2018, Endurance Investment Holdings Ltd. was merged into its parent, Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), and the obligations of the Lender were assumed by Endurance Bermuda. On July 30, 2019, the parties terminated the 2016 Credit Facility in light of the Company's plan to cease active operations. See Note 1.

The 2016 Credit Facility contained covenants that limited the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  Had the Company failed to comply with any of these covenants, the Lender could have revoked the facility and exercised remedies against the Company.

In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with the Manager by the Company, the Lender had the right to terminate the 2016 Credit Facility. As of July 30, 2019, the Company was in compliance with all of its respective covenants associated with the 2016 Credit Facility.

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

NOTE 5.                      Credit Facility, cont'd

During the one and seven month periods ended July 31, 2019, the Company paid interest on its borrowings under the 2016 Credit Facility of nil and less than $0.1 million. During the three and nine month periods ended September 30, 2018, the Company paid no interest under the 2016 Credit Facility.

During the one and seven month periods ended July 31, 2019 and the three and nine month periods ended September 30, 2018, the Company incurred no facility or structuring fees in connection with the 2016 Credit Facility.

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

During the seven months ended July 31, 2019, the Company awarded a total of 17,995 RSUs to the directors of its Board. The grant date fair value of the RSUs was $0.1 million. During the nine months ended September 30, 2018 the Company awarded a total of 10,640 to directors of its Board. The grant date fair value of the RSUs was $0.1 million. The RSUs earn ratably each year based on continued service as a director over a three-year vesting period.

During the seven months ended July 31, 2019, 7,617 RSUs vested. The fair value of the vesting RSUs was $0.1 million. During the nine months ended September 30, 2018, 5,936 RSUs vested. The fair value of the vesting RSUs $0.1 million.

During the seven months ended July 31, 2019 and the nine months ended September 30, 2018, no RSUs were forfeited.

During each of the one and seven months ended July 31, 2019 and the three and nine months ended September 30, 2018, the Company recognized less than $0.1 million of RSU expense. At July 31, 2019, compensation costs not yet recognized related to unvested RSUs was $0.2 million.

As of September 30, 2019 and December 31, 2018, there were 27,270 and 16,892 RSUs outstanding, respectively, under the 2013 LTIP.

As the Company executes its plan of run-off, consistent with the terms of the 2013 LTIP, management expects all RSUs in issue to vest in the future, either naturally in the course of the standard vesting period or upon any of the holders' services as a director being terminated as part of the plan of run-off.

NOTE 7.               Related Party Transactions

As of September 30, 2019 and December 31, 2018, Sompo International and its wholly owned subsidiary, Endurance Bermuda, owned 33.2% of the Company's outstanding Common Shares. See Note 1.

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

NOTE 7.               Related Party Transactions, cont'd

Fees Incurred Pursuant to the Aforementioned Agreements

During the one and seven months ended July 31, 2019, the Company incurred general and administrative expenses of: (i) $0.2 million and $0.8 million pursuant to the Investment Management Agreement; (ii) less than $0.1 million and $0.3 million pursuant to the Administrative Services Agreement; and (iii) nil and nil pursuant to the Underwriting and Insurance Management Agreement.

During the three and nine months ended September 30, 2018, the Company incurred general and administrative expenses of: (i) $0.5 million and $1.4 million pursuant to the Investment Management Agreement; (ii) $0.1 million and $0.4 million pursuant to the Administrative Services Agreement; and (iii) nil and nil pursuant to the Underwriting and Insurance Management Agreement.

During each of the one and seven months ended July 31, 2019 and three and nine months ended September 30, 2018, the Company incurred no fees related to the 2016 Credit Facility. See Note 5.

As of September 30, 2019 and December 31, 2018, the Company owed Sompo International $0.6 million and $1.0 million for the services performed pursuant to the aforementioned agreements, respectively, which are included within "other liabilities" on the Company's Consolidated Balance Sheets at those dates.

NOTE 8.               Commitments and Contingent Liabilities

Commitments

As of September 30, 2019 and December 31, 2018, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement other than at three year intervals, whether or not the Manager's performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders' equity or net assets in liquidation (approximately $3.6 million as of September 30, 2019). The Company's plan to cease active operations and pursue an orderly run-off does not trigger a termination fee.

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

Amounts Held in Trust for the Benefit of Ceding Companies

As of September 30, 2019 and December 31, 2018, Blue Capital Re ILS did not have any cash and cash equivalents pledged to trust accounts established for the benefit of third parties.

As of September 30, 2019 and December 31, 2018, Blue Capital had transferred $99.8 million and $150.4 million of its cash and cash equivalents, respectively, to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement. See Note 7. These amounts are presented on the Company's Consolidated Balance Sheets as "funds held by ceding companies."

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

In addition to the disputes described above, Blue Capital Re, as a reinsurer, is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Blue Capital Re's estimates of possible losses incurred in connection with such legal proceedings are provided for as "loss and loss adjustment expenses" on its Unaudited Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) and are included within "loss and loss adjustment expense reserves" on its Consolidated Balance Sheet and Unaudited Consolidated Statement of Net Assets in Liquidation.

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

At September 30, 2019, Blue Capital had no financial instruments on its Consolidated Statement of Net Assets . At December 31, 2018, Blue Capital had no financial instruments on its Consolidated Balance Sheet, with the exception of the $4.0 million in outstanding borrowings under the 2016 Credit Facility, which are not carried at fair value. See Note 5.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
Notes to the Unaudited Consolidated Financial Statements
(in millions of United States dollars, except share and per
share amounts or as otherwise indicated)

NOTE 10.               Subsequent Event

On October 12, 2019, Typhoon Hagibis made landfall in Japan causing flooding and property damage. In addition, California wildfires have spread across multiple localities threatening the destruction of properties in October and November 2019. In accordance with the Liquidation Basis of accounting, management has included estimates for losses related to Typhoon Hagibis and the California wildfires in the Company's valuation of net assets in liquidation at September 30, 2019. The Company’s actual losses may ultimately differ materially from estimated losses due to the recent timing of those events, the nature of the risks assumed, the complexity of the assessment of damages and the number of reported claims received to date.

Item 2.                   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the one and seven month periods ended July 31, 2019 and the three and nine month periods ended September 30, 2018, our plan of run-off subsequent to July 31, 2019, and our financial condition as of September 30, 2019 and December 31, 2018.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2018 Form 10-K, as filed with the SEC.

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

On July 25, 2019, after considering strategic alternatives, the Company announced a plan to cease active operations and pursue an orderly run-off of its liabilities and in-force portfolio and return capital to shareholders.  As and when capital becomes available after settlement of existing liabilities and expenses and receipt of any necessary regulatory approvals, the Company expects to declare special distributions to shareholders.

During the one and seven months ended July 31, 2019, we recorded a net loss of $1.1 million and net income of $1.7 million, respectively; compared to net losses of $6.7 million and $3.7 million in the three and nine months ended September 30, 2018.

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

During the one month ended July 31, 2019, the Company did not declare any regular dividends or special distributions. During the seven months ended July 31, 2019, the Company declared regular dividends of $0.30 per Common Share and RSU. During the three and nine months ended September 30, 2018, the Company declared a regular cash dividends of $0.30 and $0.90 per Common Share and RSU, respectively.

Review of Orderly Run-Off

 As part of its plan to run-off and return capital to its shareholders, the Company declared and paid a special distribution of $1.51 per share during the two month period ended September 30, 2019.

In the two month period ended September 30, 2019, we recognized $2.0 million of net adverse loss and LAE reserve development, primarily driven by a deterioration in losses incurred related to Typhoon Jebi, which occurred in 2018, and to a lesser extent, 2017 catastrophe events Hurricane Irma and Hurricane Maria.

Net Assets in Liquidation as at September 30, 2019 of $71.9 million include a negative liquidation valuation adjustment of $2.4 million as an estimate of future cashflows expected from revenues and expenses. This adjustment includes management's estimate of future premium, net of acquisition expenses, to be earned on the in-force contract through the remainder of the contract period of $3.5 million and estimated future investment income to be earned of $1.2 million, less estimated future liabilities for loss and LAE reserves of $3.5 million and $3.6 million of estimated future general and administrative expenses. The Company does not expect to incur significant costs related specifically to the disposal of its assets since they are predominantly comprised of highly liquid collateral balances in the form of cash and cash equivalents under the caption ‘funds held by ceding companies’ on the statement of net assets (liquidation basis).

As required under the liquidation basis of accounting, estimated future liabilities for loss and LAE reserves include loss estimates for claims related to events that occur after the end of the period reported, such as Typhoon Hagibis and the California wildfires, which are still ongoing.  The Company’s loss estimates for Typhoon Hagibis and the California wildfires have been derived from the utilization of proprietary catastrophe modeling, standard industry models, an in-depth review of in-force contracts and initial indications from clients and brokers. The Company’s actual losses may ultimately differ materially from estimated losses due to the nature of the risks assumed, the complexity of the assessment of damages and the number of reported claims received to date.  The Company’s actual losses from Typhoon Hagibis and the California wildfires might prove to be more costly than initial estimated losses and could impact net assets in future reporting periods.

Review of Consolidated Results of Operations

Prior to ceasing active operations we operated as a single business segment through the Company and its wholly-owned subsidiaries: (i) Blue Capital Re, a Bermuda exempted limited liability company registered as a Class 3A insurer in Bermuda, which offered collateralized reinsurance; and (ii) Blue Capital Re ILS, a Bermuda exempted limited liability company which conducted hedging and other investment activities in support of Blue Capital Re’s operations.

In light of the adoption of the liquidation basis of accounting as of July 31, 2019 and the plan of run-off, the results of operations for periods after July 31, 2019 are not comparable to prior year periods.

Our consolidated results of operations for the one and seven month periods ended July 31, 2019 and the three and nine month periods ended September 30, 2018 were as follows:

	One Month Ended July 31,	Three Months Ended September 30,	Seven Months Ended July 31,	Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Revenues
Reinsurance premiums written	$1.5	$4.2	$11.1	$24.1
Change in net unearned reinsurance premiums	—	2.3	0.8	(2.8)
Net reinsurance premiums earned	1.5	6.5	11.9	21.3
Net investment income	0.2	0.6	1.8	1.5
Total revenues	1.7	7.1	13.7	22.8
Expenses
Loss and LAE - current year losses	0.4	4.2	2.3	5.6
Loss and LAE - prior year losses	1.6	6.4	3.4	11.7
Reinsurance acquisition costs	0.5	2.0	3.9	5.9
General and administrative expenses	0.3	1.2	2.4	3.3
Total expenses	2.8	13.8	12.0	26.5
Net (loss) income and comprehensive (loss) income	$(1.1)	$(6.7)	$1.7	$(3.7)

Loss and LAE ratio	134.0%	164.3%	47.1%	81.6%
Reinsurance acquisition cost ratio	34.9%	30.2%	32.9%	27.4%
General and administrative expense ratio	17.3%	18.1%	20.5%	15.7%
GAAP combined ratio	186.2%	212.6%	100.5%	124.7%

Reinsurance Premiums Written and Earned

Written premiums represent business bound from ceding companies and net earned premiums represent the portion of net written premiums (gross written premiums less any ceded reinsurance) which is recognized as revenue over the period of time that coverage is provided.

During the one month ended July 31, 2019 and three months ended September 30, 2018, we wrote $1.5 million and $4.2 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the current period of 2019 versus that of the comparable 2018 period was due to the current period reflecting one month of activity, as the company transferred to the liquidation basis of accounting on July 31, 2019. In addition, all premium written was derived solely from quota share contract business which incepted on January 1, as no new business was written in the current period.

During the seven months ended July 31, 2019 and the nine months ended September 30, 2018, we wrote $11.1 million and $24.1 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the current period of 2019 versus that of the comparable 2018 period was due to the current period reflecting seven months of activity, as the company transferred to the liquidation basis of accounting on July 31, 2019. In addition, in the current year there was a smaller capital base available for deployment to underwriting activity at January 1 and a subsequent curtailment of underwriting activity.

Our reinsurance premiums written and earned include $nil and $0.4 million in reinstatement premium accruals for the one and seven month periods ended July 31, 2019. Our reinsurance premiums written and earned included $0.4 million and $0.9 million in reinstatement premium accruals for the three and nine months ended September 30, 2018.

Net premiums earned during the one and seven month period ended July 31, 2019 were lower than that of the first nine months of 2018 mainly due to the lower gross written premium base.

Blue Capital has sought to diversify its exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.

The following table sets forth a breakdown of Blue Capital's gross premiums written by geographic area of underlying risks insured during the one and seven month periods ended July 31, 2019 and the three and nine month periods ended September 30, 2018:

	One Month Ended July 31, 2019		Three Months Ended September 30,		Seven Months Ended July 31, 2019		Nine Months Ended September 30,
	2019		2018		2019		2018
Worldwide(1)	$0.1	7%	$0.9	22%	$0.8	7%	$5.9	25%
USA:
Nationwide	0.8	53%	1.6	37%	4.7	42%	7.1	29%
Florida	—	—%	—	—%	0.1	1%	4.2	17%
Gulf region	—	—%	0.2	4%	—	—%	0.5	2%
California	—	—%	—	—%	0.1	1%	0.2	1%
Midwest region and other	—	—%	—	—%	—	—%	0.5	2%
Northeast	—	—%	—	—%	—	—%	—	—%
Southeast	—	—%	—	—%	—	—%	0.1	—%
Asia	0.2	13%	0.3	7%	1.0	9%	1.1	5%
Australia	0.1	7%	—	—%	0.9	8%	0.5	2%
Canada	—	—%	0.1	2%	0.2	2%	0.3	1%
Europe	0.3	20%	1.1	28%	3.3	30%	3.1	13%
Worldwide, excluding U.S.(2)	—	—%	—	—%	—	—%	0.6	3%
Total premiums written	$1.5	100%	$4.2	100%	$11.1	100%	$24.1	100%
 (1)            "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.
 (2)              "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the one and seven month periods ended July 31, 2019 and the three and nine month periods ended September 30, 2018:

	One Month Ended July 31,	Three Months Ended September 30,	Seven Months Ended July 31,	Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Loss and LAE incurred - current year	$0.4	$4.2	$2.3	$5.6
Loss and LAE incurred - prior year	1.6	6.4	3.4	11.7
Total loss and LAE incurred	$2.0	$10.6	$5.7	$17.3

Loss and LAE ratio - current year	33.7%	23.2%	18.0%	26.4%
Loss and LAE ratio - prior year	100.3%	141.1%	29.1%	55.2%
Loss and LAE ratio	134.0%	164.3%	47.1%	81.6%

During the one and seven month periods ended July 31, 2019, we established $0.4 million and $2.3 million of loss and LAE reserves, respectively, for the current year, nearly all of which constituted IBNR reserves. There were no individually significant loss events that impacted us during the one and seven month periods ended July 31, 2019.

During the three and nine month periods ended September 30, 2018, we established $4.2 million and $5.6 million of loss and LAE reserves, respectively, driven primarily by the catastrophe events summarized in the following table, nearly all of which constituted IBNR reserves.

Event Date	Event	Loss and Loss Adjustment Expenses
	($ in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
September 2018	Typhoon Jebi	$2.0	$2.0
September 2018	Hurricane Florence	1.3	1.3
		$3.3	$3.3

The decrease in current year losses in 2019 compared to 2018 for the seven months ended July 31, 2019 was from a lower loss reserve provision in respect of attritional losses.

During the one and seven months ended July 31, 2019, we recognized $1.6 million and $3.4 million of net adverse loss and LAE reserve development primarily driven by a deterioration in losses incurred related to Typhoon Jebi. During the three and nine months ended September 30, 2018 we recognized $6.4 million and $11.7 million of net adverse loss and LAE reserve development for estimated losses, as reported losses and claims settlements in the period, related primarily to Hurricane Irma, exceeded our previous estimates.

Reinsurance Acquisition Costs

The following table summarizes our consolidated reinsurance acquisition costs and our reinsurance acquisition cost ratios for the one and seven month periods ended July 31, 2019 and the three and nine month periods ended September 30, 2018:

	One Month Ended July 31,	Three Months Ended September 30,	Seven Months Ended July 31,	Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Commissions, brokerage costs, fronting fees and other	$0.5	$2.0	$3.9	$5.8
Profit commissions	—	—	—	0.1
Total reinsurance acquisition costs	$0.5	$2.0	$3.9	$5.9
Reinsurance acquisition cost ratio	34.9%	30.2%	32.9%	27.4%

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

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs for the one and seven months ended July 31, 2019, reduced compared to the costs incurred during the 2018 period due to the lower volume of business written. The increase in the reinsurance acquisition ratio compared to 2018 is mainly due to the higher concentration of quota share business which incurs higher override commissions.

General and Administrative Expenses

The following table summarizes our consolidated general and administrative expenses and our general and administrative expense ratios for the one and seven month periods ended July 31, 2019 and the three and nine month periods ended September 30, 2018:

	One Month Ended July 31,	Three Months Ended September 30,	Seven Months Ended July 31,	Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Investment Management Agreement fees	$0.2	$0.5	$0.8	$1.4
Administrative Services Agreement fees	—	0.1	0.3	0.4
Public company expenses	0.1	0.6	1.3	1.5
Total general and administrative expenses	$0.3	$1.2	$2.4	$3.3
General and administrative expense ratio	17.3%	18.1%	20.5%	15.7%

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

Our public company expenses incurred during the periods presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company. These expenses increased modestly in 2019 compared to 2018 as a result of higher legal and professional expenses in connection with the consideration of strategic alternatives by the Company prior to the decision to pursue an orderly run-off of the Company.

Income Taxes

We were not subject to income taxes in any jurisdiction during the periods presented.

Exposure Management

The following discussion should be read in conjunction with Item 1A "Risk Factors" included in the 2018 Form 10-K and this Form 10-Q, as filed with the SEC, in particular the risk factor entitled "Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties."

The Manager monitors our net exposure to any one catastrophe loss event in any single zone within certain broadly defined major catastrophe zones at each treaty renewal date. The last major treaty renewal date was January 1, 2019. Our January 1, 2019 estimated net exposures by zone were in compliance with our underwriting guidelines. Namely, our estimated net exposure from any one catastrophe loss event in any individual zone was at or below 50% of our then-projected September 30, 2019 shareholders' equity (now net assets in liquidation).

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

On June 1, 2019, our estimated single event loss exposures were within our underwriting guidelines. Namely, the estimated net impact from any one catastrophe loss event (excluding earthquake) at the 1 in 100 year return period for any one zone did not exceed 35% of our then-projected September 30, 2019 shareholders' equity, and the estimated net impact from any one earthquake loss event at the 1 in 250 year return period for any zone did not exceed 35% of our then-projected September 30, 2019 shareholders' equity.

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

Net Impact from Single Event Losses at Specified Return Periods

	Net Impact (Millions)	Return Period(1)	Percentage of September 30, 2019 Net Assets in Liquidation
U.S. - Florida hurricane	$13	1 in 100 year	18%
Japan earthquake	9	1 in 250 year	12%
Europe windstorm	8	1 in 100 year	10%
All other zones			less than 10%
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

Our single event loss estimates represent snapshots as of the time of such estimates. The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, losses incurred, the expiration of existing policies and changes in our ceded reinsurance and derivative protections. There were no changes made to the composition of our in-force portfolio from June 1, 2019 to September 30, 2019 in light of the Company ceasing active operations.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from Blue Capital Re to pay its expenses and dividends or special distributions to its shareholders and to repay any outstanding borrowings under the 2016 Credit Facility.

The ability of Blue Capital Re to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Blue Capital Re may not declare or pay a dividend to the Company if there are reasonable grounds for believing that Blue Capital Re is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Blue Capital Re's assets would thereby be less than the aggregate of its liabilities and its issue share capital and share premium accounts. Further, Blue Capital Re, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. In light of the Company's decision to enter run-off and return capital to its shareholders, on October 25, 2019, the BMA amended the license of Blue Capital Re to require Blue Capital Re to obtain the written approval of the BMA prior to the declaration and/or payment of any dividends and/or the making of any capital contributions to Blue Capital Re’s parent, shareholders or affiliates. Accordingly, Blue Capital Re will be obligated to seek the BMA’s advance approval in order to provide the Company with the funds required for each distribution to the Company’s shareholders in connection with the run off of the Company. To the extent Blue Capital Re is unable to obtain the BMA’s approval, distributions to the Company's shareholders may be prevented or delayed until such time as Blue Capital Re receives the BMA’s approval.

The primary sources of cash for Blue Capital Re are capital contributions, premium collections, releases of collateral from trust accounts and investment income.  The primary uses of cash for the Blue Capital Re are payments of loss and LAE reserves, reinsurance acquisition costs, general and administrative expenses, and dividends or distributions.

As of September 30, 2019, we held $1.1 million of cash and cash equivalents, which was entirely unencumbered cash on hand.

On May 6, 2016, the Company entered into a credit facility (the "2016 Credit Facility") with Endurance Investment Holdings Ltd. (the "Lender"), a wholly-owned subsidiary of Sompo International. The 2016 Credit Facility provided the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes. Borrowings under the 2016 Credit Facility incurred interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  A one-time fee of $20,000 was paid to the Lender in connection with establishing the 2016 Credit Facility. The 2016 Credit Facility was amended on July 31, 2018 to extend its expiry to September 30, 2020 under identical terms. On December 31, 2018, Endurance Investment Holdings Ltd. was merged into its parent, Endurance Specialty Insurance Ltd. and the obligations of the Lender were assumed by Endurance Specialty Insurance Ltd. On July 30, 2019, the parties terminated the 2016 Credit Facility in light of the Company's plan to cease active operations. See Note 5 of the Notes to the Unaudited Consolidated Financial Statements.

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

In accordance with our plan to cease active operations and return capital to shareholders, on August 30, 2019 we declared a special distribution of $1.51 per common share which was paid on September 30, 2019 to shareholders on record as of September 16, 2019. During the seven month period ended July 31, 2019, we declared (i) a first quarter 2019 regular dividend of $0.15 per Common Share and RSU which was paid on April 15, 2019; and (ii) a second quarter 2019 regular dividend of $0.15 per Common Share and RSU, which was paid on July 15, 2019. The total dollar amount of dividends paid during the seven month period ended July 31, 2019 was $2.6 million.

We intend to make further special distributions to shareholders from time to time pursuant to our plans to effect an orderly run-off of the Company. Any future determination to make distributions will remain at the discretion of the Board and will be dependent upon many factors, including: (i) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of our expenses) and capital requirements; (ii) general business conditions, (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; (v) regulatory approval of Blue Capital Re's dividend payments to the Company; and (vi) any other factors that the Board deems relevant. Subject to the "passive foreign investment company" ("PFIC") rules discussed below for U.S. federal income tax purposes, it is expected that U.S. Holders (as defined below) of our common shares generally will recognize gain or loss equal to the difference between (i) the sum of the amount of cash and the fair market value (determined at the time of the distribution) of property, if any, distributed to them and (ii) their adjusted tax basis in our common shares. Such gain or loss generally will be computed on a per-share basis. Accordingly, if a U.S. Holder acquired our common shares at different prices or at different times, the amount that such shareholder receives on each liquidating distribution will be allocated to each different block of our common shares based on the number of shares in each block. Within each block, a cost recovery approach will generally be applied, and a U.S. Holder’s full tax basis of a block will generally be recovered before any gain is recognized with respect to it. When a distribution is one in a series of distributions in complete liquidation, as is expected, these basis recovery rules will apply to the aggregate basis of all of the U.S. Holder's common shares, and any loss generally will be recognized by a U.S. Holder only in the tax year in which the shareholder receives our final liquidating distribution. For these purposes, a “U.S. Holder” is any beneficial owner of our common shares that, for U.S. federal income tax purposes, is (i) a citizen or individual resident of the United States; (ii) a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if such trust has validly elected to be treated as a United States person for U.S. federal income tax purposes or if (1) a court within the United States is able to exercise primary supervision over its administration and (2) one or more United States persons have the authority to control all of the substantial decisions of such trust. Holders of our common shares should consult their tax advisors regarding the tax consequences to them of the receipt of any distributions from us.

Capital Resources

Our total net assets in liquidation (formerly shareholders' equity) was $71.9 million and $90.7 million as of September 30, 2019 and December 31, 2018, respectively. The decrease in our total net assets in liquidation was mostly attributable the declaration of a special distribution of $1.51 to holders of Common Shares and RSUs. It is unlikely that we will need to raise additional capital in the future following our decision to pursue an orderly run-off and we anticipate that our capital resources will be sufficient to meet all future obligations.

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

As of September 30, 2019, our total shareholders' equity (now net assets in liquidation) was $71.9 million.  Assuming that our average total shareholders' equity remains at this level in future periods, we would expect to pay the Manager a Management Fee of approximately $1.1 million per year pursuant to this agreement. However, as we return capital to our shareholders in accordance with the run-off of the Company, the Management Fee paid to the Manager will decline with the expected reduction in shareholders' equity.

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

As a result of the net loss recorded in the years ended December 31, 2018 and 2017, the Company did not incur a Performance fee in 2018, and management estimates that the Company will not pay any future Performance Fee due to the rolling three year high water mark provision and the decision to pursue an orderly run-off of the Company.

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

Credit Facility Agreement. The 2016 Credit Facility provided the Company with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and was terminated on July 30, 2019.

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

As of September 30, 2019, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $3.6 million. The Company's plan to cease active operations and pursue an orderly run-off does not trigger a termination fee.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at September 30, 2019 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Off-Balance Sheet Arrangements

As of September 30, 2019, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

	Seven Months Ended July 31,	Nine months ended September 30,
($ in millions)	2019	2018
Net cash from operating activities	$5.7	$(0.6)
Net cash used in financing activities	(6.6)	(5.3)
Net decrease in cash and cash equivalents	(0.9)	(5.9)
Cash and cash equivalents, beginning of period	2.2	6.0
Cash and cash equivalents, end of period	$1.3	$0.1

We experienced a net decrease of $0.9 million and $5.9 million in our cash and cash equivalents during the seven months ended July 31, 2019 and the nine months ended September 30, 2018, respectively.

During the seven months ended July 31, 2019, releases of cash from funds held by ceding companies partially offset by payments of general and administrative expenses was the primary contributor to the cash from operating activities of $5.7 million. In addition, we also paid $2.6 million in dividends to holders of Common Shares and RSUs, and repaid outstanding debt of $4.0 million.

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

As a result of the decision to pursue an orderly run-off and return capital to shareholders, the Company’s basis of accounting transitioned from the going concern basis of accounting to the liquidation basis of accounting in accordance with GAAP, effective July 31, 2019. The liquidation basis of accounting requires that certain of our assets are based on estimates of future revenue streams and certain of our liabilities are based on estimates of losses and expenses yet to be incurred.

Prior to the transition to the liquidation basis of accounting, we believe the items that required the most subjective and complex estimates were: (i) our loss and LAE reserves; and (ii) our written and earned reinsurance premiums.  Our accounting policies for these items are of critical importance to our Unaudited Consolidated Financial Statements.

Loss and LAE Reserves

As of September 30, 2019 our best estimate for gross and net unpaid loss and LAE reserves was $33.7 million, with IBNR representing approximately 35% of such reserves.

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

Written and Earned Reinsurance Premiums

During the seven month periods ended July 31, 2019 and the nine months ended September 30, 2018, we wrote $11.1 million and $24.1 million in reinsurance premiums, respectively, and earned reinsurance premiums of $11.9 million and $21.3 million, respectively.

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

Liquidation Basis of Accounting

Subsequent to the adoption of the liquidation basis of accounting, all assets are stated at their estimated liquidation value and liabilities, including estimated costs associated with implementing the run-off and liquidation of the Company, are stated at their estimated settlement amounts over the remaining estimated liquidation period. The liquidation value of the Company's unexpired reinsurance treaties is based on management's estimate of future earned premium net of acquisition expenses together with an estimate for expected loss and loss adjustment expense liabilities to be incurred associated with those earned premiums. Additionally, the liquidation value of the Company's other assets and liabilities includes management's estimate of investment income to be generated from the expected collateral balances supporting our insurance liabilities over the estimated period of run-off and estimates for corporate expenses and management and administrative fees over the period.

The actual amounts realized for assets and settlement of liabilities and the actual costs of liquidation may differ materially from the estimated amounts.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Refer to the 2018 Form 10-K, as filed with the SEC, and in particular Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."  As of September 30, 2019, there were no material changes to our market risks as described in the 2018 Form 10-K, as filed with the SEC.
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
(b)    Internal Control Over Financial Reporting. In the three month period to September 30, 2019, management implemented a process and added key controls to address the transition to the liquidation basis of accounting, the estimated liquidation values of the Company's net assets and to ensure the accuracy of financial reporting specific to the liquidation basis of accounting. Other than the aforementioned modification there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our winding up and liquidation process will be subject to uncertainties. It is possible that there will be no liquidating distribution made to our shareholders. The amount and timing of any liquidating distribution to our shareholders will depend on the following factors, among others:

•	whether any potential claimants against us and currently unknown to us could present claims relating to our prior operations that we may ultimately have to satisfy;

•	the payment of expenses to be incurred for the operation of the business through our winding-up and liquidation;

•	the costs we may have to incur to defend claims, including possible claims against us relating to our winding up and ultimate liquidation;

•	the amounts that we will need to pay for general administrative and overhead costs and expenses prior to our ultimate liquidation;

•	the revenues that we will receive from investment income earned on collateral supporting our insurance liabilities and premiums from reinsurance treaties;

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

Claims, liabilities and expenses from operations will continue to be incurred by us as we wind down. While we have estimated future expenses and wind up costs as part of adopting the liquidation basis of accounting, these estimates are subject to significant uncertainty and actual costs may exceed these estimates. These expenses will reduce the amount of funds available for distribution to our shareholders.

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

U.S. Holders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.

Subject to the PFIC rules discussed below, as a result of our winding-up and liquidation, for U.S. federal income tax purposes, U.S. Holders of our common shares generally will recognize gain or loss equal to the difference between (i) the sum of the amount of cash and the fair market value (determined at the time of the distribution) of property, if any, distributed to them and (ii) their adjusted tax basis in our common shares. Such gain or loss generally will be computed on a per-share basis. If a U.S. Holder acquired our common shares at different prices or at different times, the amount that such shareholder receives on each liquidating distribution will be allocated to each different block of our common shares based on the number of shares in each block. Within each block, a cost recovery approach will generally be applied, and a U.S. Holder’s full tax basis of a block will generally be recovered before any gain is recognized with respect to it. Liquidating distributions pursuant to the winding-up may occur at various times and in more than one tax year. Any loss generally will be recognized by a U.S. Holder only in the tax year in which such shareholder receives our final liquidating distribution, and then only if the aggregate value of all liquidating distributions with respect to each block of our common shares held by such shareholder is less than the shareholder’s adjusted tax basis for such block of our common shares. Shareholders are urged to consult with their own tax advisors as to the specific tax consequences to them of our winding-up and liquidation.

U.S. Holders will be subject to adverse tax consequences if we are considered a passive foreign investment company ("PFIC") for U.S. federal income tax purposes.

For U.S. federal income tax purposes, a foreign corporation will generally be considered a PFIC during a given year if (i) 75% or more of its gross income constitutes "passive income" or (ii) 50% or more of its assets produce passive income. For purposes of the PFIC determination, passive income generally includes interest, dividends, capital gains, annuities and other investment income. The PFIC statutory provisions contain an express exception for income derived in the active conduct of an insurance business. The PFIC statutory provisions also contain a look-through rule stating that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it received directly its proportionate share of the income and as if it held its proportionate share of the assets of any other corporation in which it owns at least 25% by value of the shares. While no explicit guidance is provided by the statutory language, under this look-through rule the Company should be deemed to own the assets and to have received the income of Blue Capital Re directly for purposes of determining whether it qualifies for the insurance business exception.

To qualify for the exception applicable to corporations engaged in the active conduct of an insurance business, the applicable insurance liabilities of such corporation must exceed 25 percent of its total assets. It is unclear how liability reserves are measured and taken into account for purposes of determining the applicable insurance liabilities. Based on our insurance liability reserves as at December 31, 2018, we believe we satisfied the 25% test and that we should not be considered a PFIC for U.S. federal income tax purposes for the year then ended. Based on our current expectations and our belief that our insurance liability reserves as at September 30, 2019 satisfied the 25% test, we do not expect to be considered a PFIC for the year ending December 31, 2019. Due to the uncertainties and ambiguities in the application of the PFIC provisions, however, there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will agree with our belief regarding PFIC status. Moreover, in the future if we experience a period with a lower incidence of loss events impacting our portfolio of business and in which our current estimates for insurance liabilities are settled, it is possible that we will no longer meet the 25% test. If a corporation fails the 25% test, U.S. tax law provides an alternative test which permits a U.S. person that owns stock in such corporation to elect to treat such stock as stock of a qualifying insurance corporation if (A) the corporation's applicable insurance liabilities are at least equal to 10% of its total assets and (B) under U.S. Treasury Regulations to be issued, based on the applicable facts and circumstances, (i) the corporation is predominantly engaged in an insurance business and (ii) the failure to satisfy the 25% test is due solely to runoff-related or rating-related circumstances involving such insurance business. Proposed U.S. Treasury Regulations have recently been issued that are intended to provide additional guidance regarding the determination of whether a foreign corporation will constitute a “qualifying insurance corporation” and clarify the circumstances under which investment income earned by a qualifying insurance corporation is derived in the active conduct of an insurance business. It is uncertain if, when and in what form the proposed regulations will be finalized and if, when or in what form any additional guidance will be provided by the IRS regarding the application of the PFIC provisions to foreign insurance companies, or if enacted, whether such guidance would have retroactive effect. Under certain circumstances, however, U.S. persons that are shareholders in certain foreign corporations may rely upon the proposed regulations. Due to these ambiguities and because we cannot determine whether we would be a PFIC for the current taxable year until the end of the year, it is possible that we could be considered a PFIC for the taxable year ending December 31, 2019, as well as in future taxable years.

If we are classified as a PFIC, a U.S. Holder that does not make any of the elections described below would be required to report any gain on the disposition of our common shares as ordinary income, rather than as capital gain, and to compute the tax liability on the gain and any “Excess Distribution” (as defined below) received in respect of our common shares as if such items had been earned ratably over each day in the U.S. Holder’s holding period (or a portion thereof) for the common shares. The amounts allocated to the taxable year during which the gain is realized or distribution is made, and to any taxable years in such U.S. Holder’s holding period that are before the first taxable year in which we are treated as a PFIC with respect to the U.S. Holder, would be included in the U.S. Holder’s gross income as ordinary income for the taxable year of the gain or distribution. The amount allocated to each other taxable year would be taxed as ordinary income in the taxable year during which the gain is realized or distribution is made at the highest tax rate in effect for the U.S. Holder in that other taxable year and would be subject to an interest charge as if the income tax liabilities had been due with respect to each such prior year. For purposes of these rules, exchanges pursuant to corporate liquidations, gifts, and use of common shares as security for a loan may be treated as a taxable disposition of the common shares. An “Excess Distribution” is the amount by which distributions during a taxable year in respect of a common share exceed 125% of the average amount of distributions in respect thereof during the three preceding taxable years (or, if shorter, the U.S. Holder’s holding period for the common shares).

Certain additional adverse tax rules will apply to a U.S. Holder for any taxable year in which the Company is treated as a PFIC with respect to such U.S. Holder and any of our subsidiaries is also treated as a PFIC (a “Subsidiary PFIC”). In such a case, the U.S. Holder will generally be deemed to own its proportionate interest (by value) in any Subsidiary PFIC and be subject to the PFIC rules described above with respect to the Subsidiary PFIC regardless of such U.S. Holder’s percentage ownership in the Company.

The adverse tax consequences described above may be mitigated if a U.S. Holder is able to make a timely qualified electing fund election (a "QEF election") or a mark-to-market election with respect to our common shares. A QEF election made with respect to the Company, however, will not apply to any Subsidiary PFIC; a QEF election must be made separately for each Subsidiary PFIC. A QEF election may only be made by a holder of our common shares if, among other things, the Company provides such holder with certain information. It is uncertain whether the Company would be able to provide investors with the information necessary to make a QEF election. A mark-to-market election (instead of a QEF election) will only be available if our common shares are treated as regularly traded on a qualified exchange or other market within the meaning of the applicable U.S. Treasury Regulations. Since we intend to delist our common shares prior to March 31, 2020, we expect that our common shares will not be treated as regularly traded on a qualified exchange or other market during 2020 and therefore, a mark-to-market election generally would not be available in 2020. In addition, a U.S. Holder will technically not be permitted to make a mark-to-market election with respect to a Subsidiary PFIC.

The rules regarding PFICs, including the QEF election and mark-to-market election, are complex. Holders of our common shares should consult their tax advisors regarding the application of the PFIC rules to their particular circumstances.

During any taxable year in which the Company or any Subsidiary PFIC is treated as a PFIC with respect to a U.S. Holder, that U.S. Holder generally must file IRS Form 8621. U.S. Holders should consult their own tax advisers concerning annual filing requirements.

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

In order to distribute capital to our shareholders when it becomes available after the settlement of existing liabilities and expenses, the Company will be reliant on the ability of Blue Capital Re to dividend adequate funds to the Company. After October 25, 2019, Blue Capital Re may not pay any dividend to the Company without prior approval from the BMA. We cannot offer any assurance that we will receive such approval from the BMA. Absent receipt of dividends from Blue Capital Re, the Company’s ability to make distributions to the Company’s shareholders may be prevented or delayed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)             None.

(b)             None.

(c)             Share Repurchase Authorization

The Board of Directors of the Company had authorized the repurchase of up to a total of 500,000 ordinary shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase authorization expired on July 31, 2019. The Company did not purchase any shares or share equivalents during the third quarter of 2019.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Statement of Net Assets in Liquidation (Liquidation basis) as at September 30, 2019; (ii) the Consolidated Balance Sheet as at December 31, 2018; (iii) the Unaudited Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation basis) for the period of August 1, 2019 to September 30, 2019; (iv) the Unaudited Consolidated Statements of Income and Comprehensive Income; (v) the Unaudited Consolidated Statements of Changes in Shareholders' Equity; (iv) the Unaudited Consolidated Statements of Cash Flows; and (vi) the Notes to the Unaudited Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

By:	/s/ GREG A. GARSIDE

Name:	Greg A. Garside
Title:	Chief Financial Officer
(Principal Financial Officer)

November 6, 2019