Form 10-K
period 2019-12-31
Blue Capital Reinsurance Holdings Ltd.
filed 2020-02-28
CIK 1582086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 001-36169

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1120002
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Waterloo House
100 Pitts Bay Road
Pembroke, Bermuda   HM 08
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (441) 278-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares, par value $1.00 per share	BCRH	New York Stock Exchange
Common Shares, par value $1.00 per share	BCRH.BH	Bermuda Stock Exchange

Securities registered pursuant to Section 12(g) of the Act
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the outstanding Common Shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the New York Stock Exchange closing price as of June 30, 2019 for Common Shares) was $38,602,573.

As of February 26, 2020, 8,774,782 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2019 (the "Form 10-K") may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). The PSLRA provides a "safe harbor" for forward-looking statements. These forward-looking statements reflect our current views with respect to future events, including special distributions and our run-off financial performance. Such statements include forward-looking statements with respect to us specifically and the insurance and reinsurance business generally, investments, capital markets and the general economic environments in which we operate. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "seek," "will," and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

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

•	our ability to effectively execute the planned winding up and liquidation of the Company;

•	continued acceptance of our business strategy (including our orderly run-off), security and financial condition by regulators, brokers and insureds;

•	failure by any service provider to carry out its obligations to us in accordance with the terms of its appointment;

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

•	potential treatment of us as an investment company or a passive foreign investment company for purposes of U.S. securities laws or U.S. federal taxation, respectively;

•	the impact of the withdrawal of the United Kingdom from the European Union;

•	the amount and timing of reinsurance recoveries;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	the ability of the counterparty institutions with which we conduct business to continue to meet their obligations to us;

•	operational risks, including the risk of fraud and any errors and omissions, as well as technology breaches or failures;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	our dependence as a holding company upon dividends or distributions from our operating subsidiaries;

•	our dependence on regulatory approvals for special distributions; and

•	changes in accounting principles or the application of such principles by regulators.

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

Unless the context suggests otherwise, references in this Annual Report on Form 10-K to the "Company" refer to Blue Capital Reinsurance Holdings Ltd., and references to "we," "us," "our" or "Blue Capital" refer to Blue Capital Reinsurance Holdings Ltd. and its consolidated subsidiaries. References to "Blue Capital Re" refer to Blue Capital Re Ltd., the Company’s wholly-owned reinsurance company, which is licensed as a Class 3A insurer in Bermuda under the Insurance Act 1978, as amended and its related regulations of Bermuda (the "Insurance Act"). References to "Blue Capital Re ILS" refer to Blue Capital Re ILS Ltd., Blue Capital Re’s wholly-owned subsidiary. References to "insurer" also include "reinsurer." References to "Sompo International" refer to Sompo International Holdings Ltd. which through its operating subsidiaries focuses on underwriting specialty lines of personal and commercial property and casualty insurance and reinsurance on a global basis. References to "Blue Water Re" refer to Blue Water Re Ltd., a wholly-owned subsidiary of Sompo International. Blue Water Re is registered in Bermuda under the Insurance Act as a special purpose insurer, which provides collateralized property catastrophe reinsurance coverage and related products. The Manager, a wholly-owned subsidiary of Sompo International, is licensed in Bermuda to carry on investment business under the Investment Business Act 2003, as amended (the "Investment Business Act") and as an agent and manager under the Insurance Act. The Manager provides underwriting, investment management, insurance management and other administrative services to the Company.

References in this Annual Report on Form 10-K to "GAAP," refer to accounting principles generally accepted in the U.S.

PART I

Item 1.         Business

OVERVIEW

The Company

We are a Bermuda exempted limited liability company that, through our subsidiaries, offered collateralized reinsurance in the property catastrophe market and invested in various insurance-linked securities. We were incorporated under the laws of Bermuda on June 24, 2013 and we commenced operations on November 12, 2013. Our headquarters and principal executive offices are located at Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda, which is also our registered office.

Our Common Shares trade on the New York Stock Exchange under the symbol "BCRH" and on the Bermuda Stock Exchange under the symbol "BCRH.BH."

Our largest shareholder, Sompo International, is a holding company headquartered in Bermuda which through its operating subsidiaries focuses on underwriting specialty lines of personal and commercial property and casualty insurance and reinsurance on a global basis. Sompo International together with its wholly owned subsidiary, Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), owned 33.2% of the Company's outstanding Common Shares as of December 31, 2019.

On July 25, 2019, after considering strategic alternatives, the Company announced a plan to cease active operations and pursue an orderly run-off of its liabilities and in-force portfolio and return capital to shareholders. As and when sufficient capital becomes available after settlement of existing liabilities and expenses and receipt of any necessary regulator approvals, the Company expects to declare special distributions to shareholders.

Prior to commencing an orderly run-off, our business strategy was to build and maintain a diversified portfolio of reinsurance risks that were intended to generate underwriting profits, which we intended principally to distribute to our shareholders through the payment of dividends, with returns commensurate with the amount of risk assumed. We provided our shareholders with the opportunity to own an alternative asset class whose returns we believe have historically been largely uncorrelated to those of other asset classes, such as global equities and bonds.

Prior to ceasing active operations, we operated as a single business segment through our wholly-owned subsidiaries: (i) Blue Capital Re, a Bermuda exempted limited liability company registered as a Class 3A insurer in Bermuda under the Insurance Act, which provided collateralized reinsurance; and (ii) Blue Capital Re ILS, a Bermuda exempted limited liability company which conducted hedging and other investment activities, including entering into industry loss warranties and purchasing catastrophe bonds, in support of Blue Capital Re’s operations.

Subsidiaries of Sompo International manage our reinsurance underwriting decisions and provide us with the services of our CEO and CFO. Through this relationship, we leverage Sompo International’s reinsurance underwriting expertise and infrastructure to conduct our business.

The Property Reinsurance Market

Property insurance companies issue insurance policies in exchange for premiums paid by the policyholder. An insurance policy is a contract between the insurance company and the policyholder whereby the insurance company agrees to pay for losses suffered by the policyholder that are covered under that contract. Property insurance typically covers the financial consequences of accidental losses to the policyholder’s property due to natural and man-made catastrophes, subject to deductibles and other policy limitations. Casualty insurance mainly protects a person or a business against legal liability for losses caused by injury to other people or the property of others. Many insurance policies will cover both property and casualty risks. However, given the difference in nature between property and casualty risks, the reinsurance markets for these types of risks tend to be separate and distinct. Our reinsurance activities focused predominately on property risks.

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

Our Competitive Strengths

Prior to commencing an orderly run-off, we believe we took advantage of the following competitive strengths:

•
Access to a Global Specialty Provider of Property and Casualty Insurance and Reinsurance with an Extensive Infrastructure. We benefited substantially from the Manager’s relationship with Sompo International by accessing and leveraging Sompo International’s management talent, proprietary reinsurance modeling tools, underwriting expertise, proprietary risk management systems and longstanding broker/client relationships. The Manager’s affiliation with Sompo International enabled us to deploy our capital to build a diversified portfolio of reinsurance risks with what we believed to be an attractive risk-adjusted return potential for our shareholders. We also benefited from Sompo International’s scale, experience and reputation in pricing reinsurance contracts and achieving key policy terms and conditions, which we considered a competitive advantage relative to other independent or small reinsurance platforms. We continue to benefit from Sompo International’s existing middle- and back-office support infrastructure.

•
Differentiated Approach to Reinsurance Risk Selection. The Manager performed our risk selection process, subject to the oversight of the Board, and primarily targeted counterparties who supplied us with the full spectrum of information associated with each exposure. Our risk selection process included using the Manager’s specific knowledge of the ceding insurer and underlying risks, including detailed portfolio data, such as home type, location, building code and date of construction. Additionally, the Manager analyzed the historical loss performance of the ceding insurer, its market position, its management’s capabilities and its claims mitigation history. The Manager generally acted as a "quoting market" participant, which means that it provided an initial quote to the broker rather than responding to quotes provided by the broker. We believe that this allowed the Manager to be more selective in choosing the reinsurance contracts it selected for us and enhanced its relationship with brokers. We benefited from the Manager’s use of Sompo International’s analytics, risk management and actuarial team, which enabled the Manager to analyze the granular data collected using proprietary analytical systems on our behalf in order to determine the appropriate pricing for the risks assumed. The Manager used its and Sompo International’s proprietary catastrophe pricing and risk management systems, various third-party models and its underwriting judgment in order to build a high quality portfolio. The Manager also sought to exploit pricing inefficiencies that may have existed in the market from time to time.

•
Access to Reinsurance Products Not Generally Available to Collateralized Reinsurers. In addition to offering collateralized reinsurance directly to third-party insurance and reinsurance companies, we further benefited from leveraging our relationship with Sompo International in order to gain access to a broader range of reinsurance business than we believe was typically available to most collateralized reinsurers. Through a retrocessional contract (the "BW Retrocessional Agreement"), between Blue Capital Re and Blue Water Re, Blue Water Re had the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it wrote, provided that such business was in accordance with Blue Capital Re’s underwriting guidelines. Pursuant to the BW Retrocessional Agreement, we participated in: (i) retrocessional, quota share or other agreements between Blue Water Re and Sompo International or other third-party reinsurers, which provided us with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Sompo International or other well capitalized third-party rated reinsurers, which allowed us to transact business with counterparties who prefer to enter into contracts with rated reinsurers. These arrangements enhanced the depth of opportunities available to us, increased the diversification of our portfolio and provided the opportunity to deliver enhanced risk-adjusted returns compared to other collateralized reinsurers.

•
Experienced Management Team. Our CEO and CFO, as well as Sompo International’s senior managers responsible for the day-to-day oversight of the Manager, have significant experience in the reinsurance industry, including the supervision of both traditional reinsurance markets and insurance-linked securities. We also benefited from the significant experience of the Manager’s Investment and Underwriting Committees.

•
Alignment of Interests Between Our Shareholders and Sompo International. Sompo International has historically owned approximately one third of our outstanding Common Shares. We believe that Sompo International’s significant investment in us and our relationship with the Manager aligned Sompo International’s interests with those of our shareholders and incentivized Sompo International to maximize returns, while managing risks, for our shareholders.

Our Strategy

Our business strategy was to build and maintain a diversified portfolio of reinsurance risks that would generate underwriting profits, which we intended principally to distribute to our shareholders through the payment of dividends, with returns commensurate with the amount of risk assumed. We implemented our strategy through our subsidiaries Blue Capital Re and Blue Capital Re ILS. Blue Capital Re provided collateralized reinsurance and entered into industry loss warranties in the form of insurance contracts. Blue Capital Re ILS conducted hedging and other investment activities, including investing in insurance-linked securities, in support of Blue Capital Re’s operations.

We aimed to maintain a balanced portfolio of predominantly, but not exclusively, natural and man-made catastrophe risks, diversified by peril, geography and attachment point. The Manager selected risks on our behalf, primarily from the global property catastrophe reinsurance market. Our strategy was to build and maintain a flexible and diversified portfolio of reinsurance risk exposures by pursuing a broad range of reinsurance opportunities. We believe that allocations to traditional reinsurance contracts, either fronted or collateralized by trust account or letter of credit, industry loss warranties, catastrophe bonds and other insurance-linked securities enhanced our overall risk diversification and offered attractive relative value at different points in time, depending on market conditions. The Manager used Sompo International’s sophisticated risk management techniques to monitor correlation risk, and it sought to enhance our underwriting returns through careful risk selection using advanced capital allocation methodologies. We also actively sought to write more business in classes that we considered to be favorably priced based on the risk-adjusted return potential and to avoid those classes that we considered to be comparatively unfavorably priced, such as those suffering from intense price competition or poor fundamentals. We believe a balanced portfolio of risks reduced the volatility of returns and optimized value for our shareholders.

Quota Share Retrocessional Agreements with Sompo International or Other Third-Party Reinsurers

Blue Capital Re has participated in quota share retrocessional reinsurance agreements with Sompo International pursuant to the BW Retrocessional Agreement, or directly with other sophisticated reinsurance or insurance companies (those with either a minimum A.M. Best financial strength rating of "A-" (Excellent) or better (or an equivalent rating with another recognized rating agency)), or insurers and reinsurers that are not rated or do not fall within this threshold on a case-by-case basis . These agreements allowed Blue Capital Re to participate in an agreed percentage of the risks and premiums of certain reinsurance contracts on a proportional basis, with exposure capped at the amount of collateral required to support the contract. In exchange, the ceding reinsurer charged Blue Capital Re a commission override, which is a percentage of the premiums on these contracts, to compensate it for sourcing the business and retaining the tail risk (meaning the amount of proportional contractual limits in excess of collateral required) of these reinsurance contracts. The ceding reinsurer was also reimbursed for acquisition costs, including brokerage and federal excise taxes, and sometimes received a profit commission in the event of favorable loss experience. These arrangements were negotiated on a case-by-case basis, allowing Blue Capital Re to partake either in a portion or the entirety of the reinsurer’s portfolio or only in certain classes of reinsurance, as determined by the Manager, subject to our underwriting guidelines and the oversight of the Board.

Third-Party Reinsurance, Direct with Cedant or via a Fronting Arrangement

Blue Capital Re also provided reinsurance to third-party insurance and reinsurance companies through reinsurance contracts, either directly with the cedant or on a fronted basis. Blue Capital Re’s exposure under these reinsurance contracts was calculated on an ultimate net loss basis, ultimate net loss meaning the actual loss or losses paid out by the cedant or retrocedant and for which the cedant or retrocedant has become liable in respect of insurance policies entered into by the cedant as an insurer or reinsurer. Generally, cedants decide to cede business to a reinsurer based on the quality of a reinsurer’s financial strength rating or, if it is unrated, on the demonstrated ability of a reinsurer to cover claims. Blue Capital Re fully collateralized its reinsurance obligations. The collateral is held in trust for the term of the related contract (or, in the event of a covered loss, until the resolution of any claims under the contract).

As an alternative to the collateralized markets, Blue Capital Re also participated in fronting arrangements, either through the BW Retrocessional Agreement or directly with other well capitalized third-party rated reinsurers that satisfied the Manager’s detailed credit review. Under a typical fronting arrangement, a rated insurer issues an insurance policy on behalf of an unrated, often cash-collateralized, reinsurer without the intention of retaining any of the risk. The economic risk remains with the unrated reinsurer via an indemnity/reinsurance agreement but the contractual and credit risk is assumed by the fronting company since it is required to honor obligations under the policy if the unrated reinsurer fails to indemnify the fronting company.

The reason for these fronting arrangements is that, just as some counterparties may prefer fully-collateralized reinsurance, other counterparties may prefer to enter into reinsurance contracts with a rated reinsurer. Alternatively, there have been situations in which the structure of the reinsurance contract would otherwise render direct collateralization uneconomic (for example, if the contract provided for reinstatable limits, which are described below). By entering into a fronting arrangement, Blue Capital Re was able to participate in reinsurance opportunities that would not otherwise have been available to us, although Blue Capital Re was still required to provide collateral to the fronting reinsurer.

Under typical fronting agreements, all of the reinsurance risks are retroceded to the reinsurer who, in turn, provides the fronting reinsurer with collateral in an amount equal to or greater than the contractual limit less the premium receivable plus any origination fees owed. A fronting fee, which is a percentage of net premiums written, is deducted from premiums paid to the reinsurer.

Other fronting agreements have included subsequent (or reinstated) contractual limits of coverage following a covered loss event in return for an additional premium. Under these agreements, Blue Capital Re was required to fully collateralize both the original limit and the reinstated limits. Reinstatement generally occurs under two circumstances: (i) automatically and with no additional premium other than the original premium; or (ii) automatically with an additional premium that is agreed upon when the policy is written.

Blue Water Re Retrocessional Agreement

Blue Capital Re also provided facultative retrocessional reinsurance to Blue Water Re pursuant to the BW Retrocessional Agreement. The terms of this agreement mirrored those of the original insurance policies. See "Conflicts of Interest" for information about the affiliation between Sompo International and us.

Blue Water Re is Sompo International’s market-facing collateralized reinsurer, and focused on providing reinsurance protection to primary insurance companies globally. Blue Water Re underwrote and entered into collateralized reinsurance contracts with Sompo International and other third-party insurance companies, which transferred all or a portion of the risks and the premiums under these third-party insurance companies’ contracts to Blue Water Re. All or a portion of these risks and premiums were then allocated to Blue Capital Re by way of the BW Retrocessional Agreement. Under this agreement, Blue Capital Re accepted risks from Blue Water Re in exchange for the corresponding premiums relating to the accepted risks.

Industry Loss Warranties

Blue Capital Re or Blue Capital Re ILS bought and sold industry loss warranties as a way to access certain risks. An industry loss warranty is a financial instrument designed to protect insurers or reinsurers from severe losses due to natural and man-made catastrophes and can take the form of either an insurance contract or a swap agreement. Under both forms, a premium is paid at the inception of the contract and, in return, a payout is made if a catastrophic event causes loss to the insurance industry in excess of a predetermined trigger amount. Industry loss warranties may also be triggered by other parametric measurements defined in the contract such as observed wind speeds, measured seismic activity or other factors. Industry loss warranties in the form of an insurance contract (also referred to as the "indemnity form") are typically dual-trigger instruments and, in addition to requiring a loss to the industry, require that the buyer of the protection actually suffer a loss from the triggering event. Blue Capital Re bought and sold industry loss warranties in the form of an insurance contract, and Blue Capital Re ILS bought and sold industry loss warranties in the form of a derivative contract.

Catastrophe Bonds

Blue Capital Re ILS also had the opportunity of purchasing catastrophe bonds to access certain risks. A catastrophe bond provides reinsurance protection in the event of a catastrophic event. The issuer pays the bondholder interest and repays the principal at maturity, but if a specified trigger condition, such as an indemnity, industry or parametric index or modeled loss, are met, then the issuer is no longer required to pay interest or repay some or all of the principal. Blue Capital Re ILS had the ability to buy, sell or, given sufficient scale to do so, issue catastrophe bonds.

Our Underwriting Guidelines

The Manager has had broad discretion to execute our underwriting strategy, subject to our underwriting guidelines and the oversight of the Board.

Our underwriting guidelines have applied in respect of any new underwriting decision at the time of such decision, using the information available to the Manager at that time. This includes information on the existing portfolio contract limits and modeled loss exposures by zone, as well as estimations of the potential impact on portfolio limits and modeled loss exposures from unquantified external factors. These factors have included industry loss events that have had the potential to cause loss to our portfolio and changes in methodology for calculating modeled losses. Based on the information available to the Manager at the time, if a new opportunity being considered would have caused a restriction to be breached, or if a restriction relevant to that new opportunity was already in breach, then that new opportunity was not allocated to us.

Our underwriting guidelines that we operated under are summarized below.

Class of Reinsurance

Our underwriting guidelines established maximum and minimum thresholds for the amount of each class of reinsurance, as follows (each expressed as a percentage of our shareholders’ equity):

•	0% to 100% in indemnity reinsurance;

•	0% to 50% in indemnity retrocession;

•	0% to 100% in quota share retrocessional agreements;

•	0% to 50% in industry loss warranties;

•	0% to 20% in catastrophe bonds; and

•	0% to 20% in other non-property catastrophe risks.

We typically deployed at least 50% of our portfolio in indemnity reinsurance, indemnity retrocession and quota share retrocessional agreements. Taking into account our underwriting guidelines and the targeted allocation described above, the majority of our portfolio was allocated to traditional indemnity reinsurance (including quota share retrocessional agreements).

Geographic Diversity

We pursued a geographically diversified reinsurance strategy with an emphasis on the 14 individual zones set out below. We sought to maintain a projected net exposure from any one catastrophe loss event in any individual zone at or below 50% of our shareholders’ equity.

North America	Europe	Rest of World

· U.S. Northeast · U.S. Southeast · U.S. Florida · U.S. Gulf · U.S. New Madrid · U.S. Midwest · U.S. California · U.S. Hawaii · Canada	· Europe	· Australia · New Zealand · Japan · South America

Examples of individual zones include: U.S. Florida Windstorm (1st event), U.S. Florida Windstorm (2nd event), European Windstorm (1st event), European Windstorm (2nd event), U.S. California Earthquake (1st event), Japan Earthquake (1st event) and U.S. Midwest Aggregate. The Company, to the best of its knowledge, did not enter into any contacts with any governments or entities targeted by U.S. sanctions including those applicable to Sudan, Syria and Iran.

Other Limitations

We sought to maintain a projected net impact from any one catastrophe loss event at the 1 in 100 year return period for any one zone at or below 35% of our shareholders’ equity. A 100 year return period can also be referred to as the 1.0% occurrence exceedance probability, meaning there is an estimated 1.0% chance in any given year that this level will be exceeded. We sought to maintain a projected net impact from any one earthquake loss event at the 1 in 250 year return period for any zone at or below 35% of our shareholders’ equity. A 250 year return period can also be referred to as the 0.4% occurrence exceedance probability, meaning there is an estimated 0.4% chance in any given year that this level will be exceeded. For these risks, the projected net impact was determined by the Manager using various systems, including Sompo International’s proprietary systems and data.

We have also purchased retrocessional or industry loss warranty protection to mitigate the impact of large catastrophe events on our portfolio or to optimize the expected return of our portfolio.

Our Reinsurance Risk Selection and Underwriting Process

We employed a granular approach to risk selection and portfolio construction. We targeted reinsurance counterparties through which we were able to access the full spectrum of information associated with each reinsurance loss exposure. In a majority of the reinsurance transactions that we entered into, we were a "quoting reinsurer," meaning that we provided an initial quote to the broker rather than responding to quotes provided by the broker. By contrast, we believe some other reinsurance providers act as price followers and only access exposure at an industry loss level and, accordingly, cannot evaluate specific information related to individual elements of underlying risk or control the underwriting process. We believe this holistic approach enabled us to build and maintain a portfolio of reinsurance contracts with attractive risk-adjusted returns.

The Manager, on our behalf and subject to the oversight of the Board, employed selective underwriting criteria in the contracts it chose to underwrite and spent a significant amount of time with our cedants and brokers to understand the risks and appropriately structure the contracts. As part of our pricing and underwriting process, the Manager assessed, among other factors:

•	the client’s and industry historical loss data and current market conditions;

•	the business purpose served by a proposed contract;

•	the client’s pricing and underwriting strategies;

•	the client’s claims management and mitigation practices;

•	the expected duration for claims to fully develop;

•	the geographic areas in which the client is doing business and its market share;

•	the reputation and financial strength of the client;

•	the reputation and expertise of the broker;

•	proposed contract terms and conditions; and

•	reports provided by third party industry specialists

Our Structure

We conducted our business through our wholly-owned subsidiaries Blue Capital Re and Blue Capital Re ILS.

We conducted our reinsurance business through Blue Capital Re. As a result of the approvals received from the BMA and the terms of our approved business plan, Blue Capital Re was only permitted to enter into reinsurance contracts that were fully-collateralized at 100% of the aggregate limit at the inception of each reinsurance contract. Blue Capital Re has therefore been subject to less stringent regulatory oversight than Class 4 insurers and has been subject to more modest capital and surplus requirements.

We conducted certain hedging and other investment activities through Blue Capital Re ILS, including investing in insurance-linked securities.

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

Investment Management Agreement

The Company entered into an investment management agreement with the Manager (the "Investment Management Agreement"). Pursuant to the terms of the Investment Management Agreement, the Manager has full discretionary authority, including the delegation of the provision of its services, to manage our assets, subject to our underwriting guidelines, the terms of the Investment Management Agreement and the oversight of the Board.

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

Administrative Services Agreement

The Company entered into an administrative services agreement (the "Administrative Services Agreement") with the Manager. Pursuant to the terms of the Administrative Services Agreement, the Manager provides us with support services, including the services of our CFO, as well as finance and accounting, internal audit, claims management, policy wording, modeling software licenses, office space, information technology, human resources and administrative support. The Manager has the right to sub-contract the provision of these services (other than the services of our CFO) to a third-party.

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

Capital Management Policy

The Company intends to continue to make special distributions to shareholders from time to time pursuant to our plans to effect an orderly run-off of the Company.

The declaration of special distributions will be subject to the discretion of the Board and to the consideration of various additional risks and uncertainties, including those discussed under the headings "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. Any future determination to make distributions will remain at the discretion of the Board and will be dependent upon many factors, including: (i) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of our expenses) and capital requirements; (ii) general business conditions, (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; (v) regulatory approval of Blue Capital Re's dividend payments to the Company; and (vi) any other factors that the Board deems relevant. Subject to the "passive foreign investment company" ("PFIC") rules discussed below for U.S. federal income tax purposes, it is expected that U.S. Holders (as defined below) of our common shares generally will recognize gain or loss equal to the difference between (i) the sum of the amount of cash and the fair market value (determined at the time of the distribution) of property, if any, distributed to them and (ii) their adjusted tax basis in our common shares. Such gain or loss generally will be computed on a per-share basis. Accordingly, if a U.S. Holder acquired our common shares at different prices or at different times, the amount that such shareholder receives on each liquidating distribution will be allocated to each different block of our common shares based on the number of shares in each block. Within each block, a cost recovery approach will generally be applied, and a U.S. Holder’s full tax basis of a block will generally be recovered before any gain is recognized with respect to it. When a distribution is one in a series of distributions in complete liquidation, as is expected, these basis recovery rules will apply to the aggregate basis of all of the U.S. Holder's common shares, and any loss generally will be recognized by a U.S. Holder only in the tax year in which the shareholder receives our final liquidating distribution. For these purposes, a "U.S. Holder" is any beneficial owner of our common shares that, for U.S. federal income tax purposes, is (i) a citizen or individual resident of the United States; (ii) a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if such trust has validly elected to be treated as a United States person for U.S. federal income tax purposes or if (1) a court within the United States is able to exercise primary supervision over its administration and (2) one or more United States persons have the authority to control all of the substantial decisions of such trust. Holders of our common shares should consult their tax advisors regarding the tax consequences to them of the receipt of any distributions from us.

The Company has no substantial operations of its own and relies primarily on cash dividends or distributions from its subsidiaries to pay its operating expenses and special distributions to its shareholders. Furthermore, Blue Capital Re, the Company’s wholly-owned reinsurance subsidiary, is regulated as a Class 3A insurer under the Insurance Act by the BMA, and its ability to pay dividends or distributions to the Company is limited under Bermuda law and regulations. In light of the Company's decision to enter run-off and return capital to its shareholders, on October 25, 2019, the BMA amended the license of Blue Capital Re to require Blue Capital Re to obtain the written approval of the BMA prior to the declaration and/or payment of any dividends and/or the making of any capital contributions to Blue Capital Re’s parent, shareholders or affiliates. Accordingly, Blue Capital Re will be obligated to seek the BMA’s advance approval in order to provide the Company with the funds required for each distribution to the Company’s shareholders in connection with the run off of the Company. To the extent Blue Capital Re is unable to obtain the BMA’s approval, distributions to the Company's shareholders may be prevented or delayed until such time as Blue Capital Re receives the BMA’s approval. See "Regulation and Capital Requirements" for more information.

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

GROSS PREMIUMS WRITTEN

During the seven month period ended July 31, 2019 and the year ended December 31, 2018, we wrote $11.1 million and $33.2 million of gross reinsurance premiums, respectively.

Upon adoption of the liquidation basis of accounting on July 31, 2019 the Company estimated future gross written and earned premiums associated with its final in-force retrocessional treaty and subsequently adjusted the earnings to actual reported premiums as of December 31, 2019. As a result an additional $7.0 million in earned premiums were incorporated in the liquidation valuation of the Company subsequent to July 31, 2019. As of December 31, 2019 all treaties have expired.

Gross Premiums Written By Broker
Prior to ceasing active operations, we marketed our reinsurance policies worldwide primarily through insurance and reinsurance brokers. The majority of our gross premiums written were sourced by the Manager through a limited number of brokers. The broker was not a party to the reinsurance contract.
We and the Manager sought to build long-term relationships with brokers by providing: (i) prompt and responsive service on underwriting submissions; (ii) innovative and customized reinsurance solutions to their clients; and (iii) timely payment of claims. Brokers received compensation, typically in the form of a commission, based on negotiated percentages of the premium they produced and the performance of other necessary services. Brokerage costs constituted a significant portion of our reinsurance acquisition costs.

The following table sets forth a breakdown of our gross reinsurance premiums written by broker for the seven months ended July 31, 2019 and the year ended December 31, 2018:

	Seven Months Ended		Year Ended
($ in millions)	July 31, 2019		December 31, 2018
Aon Benfield	$4.4	40%	$6.9	21%
Marsh & McLennan Companies, Inc.	3.3	30%	11.6	35%
Willis Towers Watson	1.8	16%	8.7	26%
All other brokers	1.6	14%	6.0	18%
Gross premiums written through brokers	11.1	100%	33.2	100%
Gross premiums not written through brokers	—	—%	—	—%
Total gross premiums written	$11.1	100%	$33.2	100%

The majority of our reinsurance premiums written included in the table above were derived from a quota share retrocessional reinsurance agreement with Sompo International pursuant to the BW Retrocessional Agreement. As illustrated, the majority of our reinsurance premiums written were sourced through a limited number of brokers, with Aon Benfield, Marsh & McLennan Companies, Inc. and Willis Towers Watson providing a total of 86% of our gross reinsurance premiums written for the seven months ended July 31, 2019.  We were therefore highly dependent on these brokers and a loss of all or a substantial portion of the business provided by one or more of these brokers either to Sompo International or directly to us could have had a material adverse effect on our financial condition and results of operations. See "Risk Factors" contained in Item 1A herein.

Gross Premiums Written By Geographic Area of Risks Insured

We sought to diversify our exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.

The following table sets forth a breakdown of gross reinsurance premiums written by geographic area of risks insured for the seven month period ended July 31, 2019 and year ended December 31, 2018:

	Seven Months Ended		Year Ended
($ in millions)	July 31, 2019		December 31, 2018
Worldwide (1)	$0.8	7%	$6.7	20%
USA:
Nationwide	4.7	42%	13.5	40%
Florida	0.1	1%	4.2	13%
Gulf region	—	—%	0.5	2%
California	0.1	1%	0.3	1%
Midwest region and other	—	—%	0.5	2%
Northeast	—	—%	0.1	—%
Asia	1.0	9%	1.6	5%
Australia	0.9	8%	1.1	3%
Canada	0.2	2%	0.4	1%
Europe	3.3	30%	3.7	11%
Worldwide, excluding U.S. (2)	—	—%	0.6	2%
Total gross premiums written	$11.1	100%	$33.2	100%

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

To assist us in establishing appropriate reserves for losses and LAE, we analyze a significant amount of insurance industry information with respect to the pricing environment, loss trends, and loss settlement patterns. In combination with our individual pricing analyses, this industry information is used to guide our loss and LAE estimates. These estimates are reviewed regularly, and adjustments, if any, are recorded in earnings in the periods in which they are determined. While management believes it has made a reasonable estimate of ultimate losses, there can be no assurance that our future losses and LAE will not exceed our current total reserves. For a description of the Company's current reserves, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Review of Orderly Run-Off and Loss and LAE" and Note 3, "Loss and LAE Reserve Movements" in the Notes to the Consolidated Financial Statements of the Company.

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

As part of our business model and strategy, we relied on affiliates of Sompo International for access to certain segments of the reinsurance market. In particular, pursuant to the BW Retrocessional Agreement, we have participated in: (i) retrocessional, quota share or other agreements in which Sompo International or its affiliates have an interest; and (ii) fronting arrangements with Sompo International. Although these transactions may have presented conflicts of interest, we nonetheless consummated these transactions.

Our business overlaps with portions of Sompo International’s business. The Manager, in addition to managing some of Sompo International’s accounts, manages other accounts that may compete with us, including other accounts affiliated with Sompo International. The Manager made available to us opportunities to enter into reinsurance contracts and insurance-linked securities and made investments that it determined were appropriate for us in accordance with its allocation policies and our underwriting guidelines. The Manager was not required to allocate any or all such opportunities to us. We understand that the Manager primarily allocated any overlapping opportunities on a proportional basis among the various accounts that they manage.

Service Agreements with Sompo International

We rely on the Manager for services that are essential to the operation of our business. The Manager is a wholly-owned subsidiary of Sompo International. As of December 31, 2019 Sompo International owned 33.2% of our outstanding Common Shares and had two representatives on our Board which consists of five directors.

The Manager manages our assets and has made all of our underwriting and investment decisions, subject to our underwriting guidelines and the oversight of the Board.

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

In January 2018, the BMA implemented a requirement for an alternative capital schedule to be filed for December 31, 2017 year-end filings and onwards. The Company is required to complete and file with the BMA this schedule with respect to any of its alternative capital structures. The BMA has confirmed that alternative capital is where insurers conduct business that is financed by a mechanism other than shareholders’ capital of the (re)insurance company. This may take various forms such as catastrophe (cat) bonds, industry loss warranties, sidecars, collateralized reinsurers, longevity and mortality bond/swaps, hybrid securities such as preference shares, swaps, and contingent capital such as letters of credit, among others. The filings are confidential, but the BMA may produce valuable aggregate statistics for publication from the information provided in the filings.

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

Regulation of Brokers and Agents

In addition to being registered as an insurance manager under the Insurance Act, the Manager is registered as an agent under the Insurance Act. Insurance brokers and insurance agents have historically been lightly regulated in Bermuda. However, in line with international standards in this space, the BMA has implemented more rigorous regulation. The Insurance Act has been amended to extend certain provisions to regulated insurance brokers and agents. These changes were effective of as December 31, 2018 and include that: (i) the BMA may make rules prescribing prudential standards in relation to insurance brokers and agents (which will include an annual report) and apply penalties for failure to file statutory returns; (ii) brokers and agents are required to maintain lists of insurers for which they act, (iii) brokers and agents are required to notify the BMA within 14 days of any change of shareholder controller or officer; and (iv) brokers and agents are required to have sufficient indemnity insurance cover. The BMA has provided a template annual reporting form and a draft Code of Conduct for insurance brokers and agents which establishes the duties, requirements and standards to be complied with by all insurance brokers and agents registered under Section 10 of the Insurance Act, including the procedures and sound principles to be observed by such persons.

The BMA has also mandated that insurance brokers and agents are annually required to file: (i) a return accompanied by a copy of the insurance broker or agent’s management accounts for the financial year and business plan for the next financial year; and (ii) a declaration signed by two directors (one of whom may be the chief executive officer) of the insurance broker or agent confirming that to the best of their knowledge and belief the information in the annual return is fair and accurate. Insurance brokers and agents, including the Manager, were required to comply with the Code of Conduct by June 30, 2019.

Regulatory Framework

The Insurance Act imposes solvency and liquidity standards on Bermuda insurance companies, as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers. The Insurance Act distinguishes between insurers (which term includes reinsurers) carrying on long-term business, general business (being everything except life, annuity and certain types of accident and health insurance) and special purpose business. There are six main general business classifications for insurers ranging from Class 1 (pure captives) to Class 4 (very large commercial underwriters), with Class 4 insurers being subject to the strictest regulation. There is only one classification of special purpose insurer, although special purpose insurers have been categorized effective as of December 31, 2018 into unrestricted special business insurers and restricted special purpose insurers. Insurers carrying on "restricted special purpose" business may only conduct special purpose business with specific insureds approved by the BMA. Insurers carrying on "unrestricted special purpose" can conduct special purpose business with any insureds. The Insurance Act also provides for other additional categories of insurers with limited licenses to encourage innovation in the insurance industry.

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

Following the announcement of the Company's plan to pursue an orderly run-off, on October 25, 2019, the BMA amended Blue Capital Re's license to restrict it from entering into any new contracts of insurance or reinsurance without obtaining the prior written approval of the BMA.

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

Restrictions on Dividends and Distributions. In addition to the requirements under the Companies Act (as discussed below), the Insurance Act limits the maximum amount of annual dividends and distributions that may be paid or distributed by a Class 3A insurer without prior regulatory approval. However, the Insurance Act general limitations no longer apply to Blue Capital Re following the Company's decision to enter run-off and return capital to its shareholders which prompted the BMA to amend the license of Blue Capital Re to require it to obtain the written approval of the BMA prior to the declaration and/or payment of any dividends and/or the making of any capital contributions to Blue Capital Re’s parent, shareholders or affiliates.

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

Reduction of Capital.   Registered insurers may not reduce their total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless they have received the prior approval of the BMA. Total statutory capital consists of paid in share capital, contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital. In Blue Capital Re's case, the 15% limitation rule no longer applies following the amendment to Blue Capital Re's license requiring it to obtain the written approval of the BMA prior to the declaration of any return of capital to Blue Capital Re’s parent, shareholders or affiliates.

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

Change of Shareholder Controller, Controller or Officer. In the event that the share capital of an insurer (or its parent) is traded on any stock exchange recognized by the BMA, then any shareholder must notify the BMA within 45 days of becoming a 10%, 20%, 33% or 50% shareholder of such insurer. Additionally, an insurer is also required to submit in writing to the BMA within 45 days, notification of a Shareholder Controller's (as defined in the Insurance Act) disposal or acquisition of shares whereby their proportion of voting rights held would reach or fall below 10%, 20%, 33% or 50%. An insurer or reinsurer must also provide written notice to the BMA that a person has become, or ceased to be, a Controller (as defined in the Insurance Act) of that insurer or reinsurer.

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

Certain Other Bermuda Law Considerations. Although the Company is incorporated in Bermuda, it is designated as non-resident for Bermuda exchange control purposes by the BMA. Pursuant to its non-resident status, the Company may engage in transactions in currencies other than Bermuda dollars, and there are no restrictions on the Company’s ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda.

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

Notwithstanding the above general permission, the Company has received permission from the BMA to issue, grant, create, sell and transfer freely any of our Common Shares, stock, bonds, notes (other than promissory notes), debentures, debenture stock, units under a unit trust scheme, shares in an oil royalty, options, coupons, rights and depository receipts to and among persons who are either resident or non-resident of Bermuda for exchange control purposes. The Company has applied for an additional permission to permit the free transferability of Common Shares once they are delisted from the New York Stock Exchange and the Bermuda Stock Exchange.
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
The Companies and Limited Liability Company (Beneficial Ownership) Amendment Act 2017, Exchange Control Amendment Act 2018 and the Partnership, Exempted Partnerships and Limited Partnership (Beneficial Ownership) Amendment Act 2018 came into operation on March 23, 2018, and created a requirement for entities (that are not exempt) to maintain and file a register of beneficial ownership with the BMA. There was a six-month transition period for this legislation, which has been further extended, and entities were required to have a beneficial ownership register in place by February 28, 2019. The BMA has confirmed that regulated entities (e.g. insurers registered under the Insurance Act) and listed-entities and their subsidiaries are exempt and do not need to maintain a beneficial ownership register. Therefore, no further action is required by the Company or its Bermuda subsidiaries in respect of the beneficial ownership requirements.
The Economic Substance Act 2018 and the Economic Substance Regulations 2018 (the "ESA") came into effect on December 31, 2018, and apply to all Bermuda registered companies, limited liability companies and partnerships with separate legal personality engaged in relevant activities. Existing Bermuda entities had until June 30, 2019 to comply. The ESA provides that all registered entities (which includes Bermuda companies, limited liability companies and partnerships that have elected to have separate legal personality) engaged in relevant activities must maintain a substantial economic presence in Bermuda. A relevant activity is defined in the ESA as "banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service centre, intellectual property and holding entities". For companies registered under the Insurance Act as commercial insurers which already have a substantive economic connection to Bermuda, the ESA will mean little change in practice other than the filing of an annual economic substance declaration six months after their fiscal year end. With respect to holding companies, an entity engages in business as a holding company if it is a "pure equity holding entity". An entity is a "pure equity holding entity" if it is an entity which as its primary function acquires and holds shares or an equitable interest in other entities, performs no commercial activity and which: (a) holds the majority of the voting rights in another entity; (b) is a shareholder, member or partner in another entity and has the right to appoint or remove a majority of the board of directors, managers or equivalent of that other entity; or (c) is a shareholder, member or partner in another entity and controls alone, under an agreement with others, a majority of the voting rights in that other entity. The ESA specifies that holding entities only need to meet the minimum substance requirements, which means compliance with the Companies Act 1981, as amended, the filing of an annual economic substance declaration, and confirmation that such holding companies have "adequate employees for holding and managing equity participations and adequate premises in Bermuda". The term "adequate" is not defined in the ESA. However, it is defined in the Guidance Notes on the ESA issued by the Minister of Finance, which state that "adequacy" has its ordinary dictionary meaning, which means "enough or satisfactory for a particular purpose". What will be adequate for each registered entity to comply with the ESA will depend on the particular facts of the registered entity and relevant activity having regard to the nature, scale, and complexity of the registered entity and/or the relevant activity undertaken. The Company has confirmed in its annual filings that it is a holding company and, as it has a year-end of December 31, will need to file an economic substance declaration by June 30, 2020 confirming that it complies with the ESA.

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

We will continue to qualify to be a smaller reporting company provided we meet the following criteria (i) Public float of less than $250 million; or (ii) Less than $100 million of annual revenues and no public float, or public float of less than $700 million. In addition, we are deemed to be a "non-accelerated filer," effective as of the end of the 2019 fiscal year as defined under the Exchange Act having previously qualified as an "accelerated filer," in previous filings. As a result we are subject to the requirements that apply to non-accelerated filers, including the timing of the filing of periodic reports. Now that we are no longer an accelerated filer we are no longer subject to the requirement that accelerated filers provide the auditor's attestation of management's assessment of internal control over financial reporting required by Section 404(b) of the Sarbanes-Oxley Act of 2002.

AVAILABLE INFORMATION

We are subject to the informational reporting requirements of the Exchange Act. In accordance therewith, we file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the "SEC"). These documents are electronically available at www.bcapre.bm and www.sec.gov at the same time they are filed with or furnished to the SEC. In addition, our Code of Conduct and Ethics as well as the various charters governing the actions of certain of our Committees of the Board, including our Audit Committee and our Compensation and Nominating Committee ("Compensation Committee") charters, are available at www.bcapre.bm. Updates to, as well as waivers of, our Code of Conduct and Ethics will also be made available on our website. Our website is not part of this Annual Report on Form 10-K and nothing from our website shall be deemed to be incorporated into this report.

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

Item 1A.  Risk Factors

Before investing in any of our securities, you should carefully consider the following risk factors and all other information set forth in this Form 10-K. These risks could materially affect our business, run-off performance or financial condition and could cause the trading price of our securities to decline. You could lose all or part of your investment. The headings used in this section are solely to aid the reader as to general categories of risks related to investing in the Company. Many of the risk factors listed apply to more than one category or to the Company generally. Accordingly, the headings used in this section should not be construed as limiting in any manner the general applicability of any of the risk factors included in this section. Additional risks not presently known to us or that we deem immaterial may also impair our business or run-off performance.

UNDERWRITING RISKS

As a catastrophe reinsurer, we are particularly vulnerable to losses from catastrophes.

We are exposed to claims arising out of catastrophes on our business in run-off. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe weather, floods, fires, tornadoes, volcano eruptions, explosions and other natural or man-made disasters. Many scientists believe that the earth’s atmospheric and oceanic temperatures are increasing and that, in recent years, changing climate conditions have increased the unpredictability, severity and frequency of natural disasters in certain parts of the world.

The global geographic distribution of our business has subjected us to catastrophe exposure for natural events occurring in a number of areas throughout the world, including, but not limited to, windstorms in the United Kingdom and continental Europe, hurricanes in Florida, the Gulf Coast and the Atlantic coast regions of the United States, typhoons and earthquakes in Japan, New Zealand, Australia and other parts of Southeast Asia, earthquakes in California and the Pacific Northwest and New Madrid region of the United States, wildfires in the forested regions of the United States, Canada and Australia and hail, tornado and flooding in the Midwestern United States. From time to time, we may have had greater exposures in one or more of these geographic areas than our overall share of the worldwide market might suggest. Accordingly, when and if catastrophes have occurred in these areas, we may have experienced relatively more severe negative results from such events than our competitors.

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

The Manager has managed some of our key quantifiable risks using a combination of proprietary risk management models and systems, various third-party models and its underwriting judgment. The models utilized by the Manager have helped it to control risk accumulation, to inform our management and to improve our risk/return profile; however, these models may prove to be inaccurate and may understate our exposures and loss reserves.

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

We rely on information provided by cedants and brokers in determining whether amounts are due following the occurrence of a covered event.

The determination of whether amounts are due following the occurrence of a covered event is typically based on reports and may be based upon information provided by cedants, brokers or an independent source, such as an index. If any of this information or data is incomplete, not genuine or inaccurate, our performance may be adversely affected as we run-off the Company.

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

We may also be deemed liable for losses arising out of a matter that we had not anticipated or had attempted to contractually exclude. Moreover, irrespective of the clarity and inclusiveness of reinsurance contract language, there can be no assurance that a court or arbitration panel will limit enforceability of reinsurance contract language or not issue a ruling adverse to us. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could have a material adverse effect on our financial condition or run-off performance.

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

The Manager provides underwriting services to Blue Capital Re, including loss control, claims, actuarial and administrative support services. Because we do not have any employees of our own, we cannot implement our run-off strategy without the benefit of these services, and the Manager has significant discretion as to our underwriting services with the oversight of the Board.

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

The agreements from which the Manager’s compensation is derived may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.

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

We do not have any employees of our own. If we were to hire any employees in the future, they would likely be employed in Bermuda. We also rely on services from other Bermuda companies, including the Manager. It may be difficult for us or the Manager to attract and retain experienced personnel in Bermuda, particularly if we are unable to secure Bermuda work permits for our personnel or if the Manager’s personnel are unable to secure Bermuda work permits. In addition, Bermuda is a highly competitive location for qualified staff, especially in the reinsurance and insurance industry, making it harder to attract and retain employees. As the successful run-off of our business depends on our, and the Manager’s, ability to hire and retain personnel, any future difficulties in hiring or retaining personnel in Bermuda or elsewhere could adversely affect our business.

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

•	how much of our funds we will be required to reserve to provide for contingent liabilities, and how long it may take to finally determine whether and how much of those liabilities may have to be paid.

•	our dependence on regulatory approvals for special distributions.

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

Operational risks, including the risk of fraud and any errors and omissions, are inherent in our business and could have a material adverse impact on our business or run-off performance.

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

If actual claims exceed our reserve for losses and LAE, our financial condition and run-off performance could be adversely affected.

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

To the extent we determine that actual losses and LAE exceed our expectations and loss reserves recorded in our financial statements, we will be required to increase our reserve for losses and LAE. This could cause a material reduction in our capital available for return to shareholders.

We are subject to loss settlements made by ceding companies and fronting carriers, which could materially adversely affect our performance.

Where Blue Capital Re entered into reinsurance contracts, all loss settlements made by a ceding company, provided they are within the terms of the underlying policies and within the terms of the relevant contract, will be unconditionally binding upon us. While we believe that the ceding companies will settle such claims in good faith, we are bound to accept the claims settlements agreed to by the ceding companies. Under the underlying policies, each ceding company bears the burden of proving that a contractual exclusion applies to a loss, and there may be circumstances where the facts of a loss are insufficient to support the application of an exclusion. In such circumstances, we assume such losses under the reinsured policies, which could materially adversely affect our performance.

Operational risks, including systems or human failures, are inherent in business, including ours, and could adversely affect our financial condition and run-off performance.

We are subject to operational risks including fraud, employee errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements or obligations under our agreements, information technology failures, or external events. Losses from these risks may occur from time to time and may be significant.

While we and our Manager has implemented disaster recovery and other business continuity plans, a defect or failure in our internal controls or information technology systems could result in higher than expected losses, management distraction, or harm to our operations. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of defect in our internal controls and information technology systems, but internal controls provide only reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a material adverse effect on the run-off of our business.

LEGAL AND REGULATORY RISKS

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

Sompo International currently owns 2,917,032 Common Shares, representing 33.2% of our total outstanding Common Shares. These Common Shares may be sold into the market in accordance with Rule 144 under the Securities Act. In addition, Sompo International has the ability to require us to register the Common Shares it holds pursuant to a shareholder and registration rights agreement.

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

Under our bye-laws and subject to Bermuda law, we have the option, but not the obligation, to require a shareholder to sell some or all of its Common Shares to us at fair market value (with fair market value determined in accordance with our bye-

laws) if the Board reasonably determines, in good faith based on an opinion of counsel, that share ownership, directly, indirectly or constructively, by such shareholder is likely to result in adverse tax, regulatory or legal consequences to us, certain of our other shareholders or our subsidiaries.

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

In addition, pursuant to the Exchange Control Act 1972 and related regulations of Bermuda, specific permission is required from the BMA for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA, in its policy dated June 1, 2005, provides that where any equity securities of a Bermuda company, which would include the Common Shares, are listed on an appointed stock exchange (which includes the New York Stock Exchange and the Bermuda Stock Exchange), general permission is given for the issue and subsequent transfer of any securities of the company from and to non-residents, for as long as any equity securities of the company remain so listed. Once the Common Shares are delisted from the New York Stock Exchange and the Bermuda Stock Exchange the general permission will no longer apply. The Company has applied to the BMA for an additional permission to permit the free transferability of Common Shares once they are delisted from the New York Stock Exchange and the Bermuda Stock Exchange. However, absent receipt of such permission from the BMA, advance approval will need to be obtained, or notification will need to be made, to the BMA for transfers of Common Shares.

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

Volatility in the market price of our Common Shares may prevent you from being able to sell your Common Shares at or above the price you paid for your Common Shares. The market price for our Common Shares can fluctuate significantly for various reasons, including:

•	catastrophes that may specifically impact us or are perceived by investors as impacting the reinsurance market in general;

•	the financial condition, financial performance and prospects of the Company, the Manager or Sompo International;

•	our quarterly or annual change in value of net assets or earnings of other companies in our industry;

•	exposure to capital market risks related to the performance of insurance-linked investments;

•	our capital management policy and whether special distributions on our Common Shares have been, and are likely to be, declared and paid from time to time;

•	speculation by the investment community regarding our business;

•	future announcements concerning our business or our competitors’ businesses;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	market and industry perception of our success, or lack thereof, in pursuing our strategy;

•	strategic actions by us or our competitors, such as acquisitions, restructurings, significant contracts or joint ventures;

•	changes in government regulation;

•	potential characterization of us as an investment company, a controlled foreign corporation or a passive foreign investment company;

•	general market, economic and political conditions;

•	changes in conditions or trends in our industry, geographies or customers;

•	arrival and departure of key personnel of the Company, the Manager or Sompo International;

•	sales of our Common Shares by us, Sompo International, our directors or members of our management team; and

•	adverse resolution of litigation against us.
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

TAXATION RISKS

We and our subsidiaries may be subject to U.S. tax which may have a material adverse effect on our financial condition and run-off performance.

The Company and its subsidiaries are Bermuda companies. Each intends to operate in such a manner that none will be deemed to be engaged in the conduct of a trade or business within the United States. However, whether business is being conducted in the United States is an inherently factual determination. Because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the U.S. Internal Revenue Code of 1986, as amended (the "Code"), regulations or court decisions, the U.S. Internal Revenue Service (the "IRS") might successfully contend that any of the Company and/or its subsidiaries are/is engaged in a trade or business in the United States. A non-U.S. corporation deemed to be so engaged would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation is generally entitled to deductions and credits only if it timely files a U.S. federal income tax return. Each of the Company and Blue Capital Re file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that it is subject to U.S. federal income tax. The highest marginal federal income tax rates as of 2020 are 21% for a corporation's effectively connected income and 30% for the branch profits tax. If Blue Capital Re were to qualify for benefits under the tax treaty between the United States and Bermuda (the "Bermuda treaty"), Blue Capital Re would not be subject to U.S. income tax on any business profits of its insurance enterprise found to be effectively connected with a U.S. trade or business, unless that trade or business is conducted through a permanent establishment in the United States. Blue Capital Re does not have sufficient information about its ownership to determine whether it would be entitled to the benefits of the Bermuda Treaty. However, based on the information that it does possess, Blue Capital Re believes that it may not be entitled to the benefits of the Bermuda Treaty. If the Company and/or its subsidiaries were subject to U.S. federal income tax, our financial condition and run-off performance, as well as an investment in our Common Shares, could be materially adversely affected.

U.S persons who hold our Common Shares may be subject to U.S. income taxation at ordinary income tax rates on our undistributed earnings and profits under the controlled foreign corporation ("CFC") rules.

If the Company or any of its subsidiaries were considered a CFC, any "10% U.S. Shareholder" (as defined below) may be subject to current U.S. income taxation at ordinary income tax rates on all or a portion of the Company's or its subsidiaries' undistributed earnings and profits attributable to the Company's insurance and reinsurance income, including underwriting and investment income, other subpart F income and an additional category of income in excess of a prescribed return (global intangible low-taxed income). Any gain realized on a sale of our Common Shares by such shareholder may also be taxed as a dividend to the extent of the Company's earnings and profits attributed to such shares during the period that the shareholder held the shares and while the Company was a CFC (with certain adjustments). A foreign corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or the total value of all stock of such corporation. For purposes of taking into account insurance income, a CFC also includes a foreign corporation in which more than 25% of the total combined voting power or value of all classes of stock is owned (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) by 10% U.S. Shareholders, on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance contracts exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

On December 22, 2017, the United States enacted a budget reconciliation act amending the Internal Revenue Code of 1986 (the "TCJA"). Prior to the enactment of the TCJA, a "10% U.S. Shareholder" was defined as any shareholder that is a U.S. person that owns directly, indirectly or by attribution, 10% or more of the total voting power of the Company. However, for taxable years beginning after December 31, 2017, the TCJA expands the definition of a "10 % U.S. Shareholder" to include U.S. persons that own directly, indirectly or by attribution, 10% or more of either the total voting power of the Company or total value of the stock of the Company. TCJA also expands the application of the constructive ownership rules that are applied for determining whether a U.S. person is a 10% U.S. Shareholder of a foreign corporation. Under prior law, certain ownership attribution rules did not apply so as to treat a U.S. person as owning stock that is owned by a non-U.S. person. TCJA has repealed this limitation. Consequently, under the new attribution rules, Common Shares owned by Endurance Bermuda would be treated as owned by Endurance U.S. Holdings Corp. Accordingly, Endurance U.S. Holdings Corp. would be treated as a 10% U.S. Shareholder for purposes of determining whether Blue Capital Re is a CFC. The Senate Finance Committee suggested, however, that the repeal of the limitation to the ownership attribution rules is not intended to cause a foreign corporation to be treated as a CFC with respect to an unrelated U.S. person, such as an investor for example. Although the U.S. Treasury Department issued proposed regulations in October 2019 addressing some of the concerns raised by the repeal of the ownership attribution rule described above, they do not address the impact such repeal has on us or otherwise confirm this intent. Until further guidance is issued by the U.S. Treasury Department or the IRS confirms or otherwise codifies this intent, based on the technical application of the TCJA, we would be treated as a CFC for purposes of taking into account our insurance income. By expanding the constructive ownership rules and the definition of 10% U.S. Shareholder, the TCJA will increase the likelihood that an investor could be treated as a 10% U.S. Shareholder in 2018 and in any subsequent taxable years. Investors should consult their tax advisors regarding the application of the CFC rules to an investment in our Common Shares.

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

Section 1248 of the Code, in conjunction with the RPII rules, provides that if a shareholder who is a U.S. person disposes of shares in a foreign insurance corporation that has RPII and in which U.S. persons collectively own 25% or more of the shares, by vote or value, at any time during the five-year period ending on the date of the disposition any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (possibly whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. The Company believes that these rules should not apply to dispositions of our Common Shares because the Company is not itself directly engaged in the insurance business. The RPII provisions, however, have not been interpreted by the courts or the U.S. Treasury Department, and regulations interpreting the RPII provisions of the Code exist only in proposed form. Accordingly, the IRS might interpret the proposed regulations in a different manner and the applicable proposed regulations may be promulgated in final form in a manner that would cause these rules to apply to dispositions of our Common Shares.

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
To qualify for the exception applicable to corporations engaged in the active conduct of an insurance business, the applicable insurance liabilities of such corporation must exceed 25 percent of its total assets. It is unclear how liability reserves are measured and taken into account for purposes of determining the applicable insurance liabilities. Based on our insurance liability reserves as at December 31, 2019, we believe we satisfied the 25% test and that we should not be considered a PFIC for U.S. federal income tax purposes for the year then ended. Due to the uncertainties and ambiguities in the application of the PFIC provisions, however, there can be no assurance that the IRS will agree with our belief regarding PFIC status. Moreover, in the future if we experience a period with a lower incidence of loss events impacting our portfolio of business and in which our current estimates for insurance liabilities are settled, it is possible that we will no longer meet the 25% test. If a corporation fails the 25% test, U.S. tax law provides an alternative test which permits a U.S. person that owns stock in such corporation to elect to treat such stock as stock of a qualifying insurance corporation if (A) the corporation's applicable insurance liabilities are at least equal to 10% of its total assets and (B) under U.S. Treasury Regulations to be issued, based on the applicable facts and circumstances, (i) the corporation is predominantly engaged in an insurance business and (ii) the failure to satisfy the 25% test is due solely to runoff-related or rating-related circumstances involving such insurance business. Proposed U.S. Treasury Regulations have recently been issued that are intended to provide additional guidance regarding the determination of whether a foreign corporation will constitute a "qualifying insurance corporation" and clarify the circumstances under which investment income earned by a qualifying insurance corporation is derived in the active conduct of an insurance business. It is uncertain if, when and in what form the proposed regulations will be finalized and if, when or in what form any additional guidance will be provided by the IRS regarding the application of the PFIC provisions to foreign insurance companies, or if enacted, whether such guidance would have retroactive effect. Under certain circumstances, however, U.S. persons that are shareholders in certain foreign corporations may rely upon the proposed regulations. Due to the ambiguities in the application of the TCJA and the PFIC provisions in general and because we cannot determine whether we would be a PFIC for the current taxable year until the end of the year, it is possible that we could be considered a PFIC for the current and any future taxable years.

If we are classified as a PFIC, a U.S. holder of our Common Shares that does not make any of the elections described below would be required to report any gain on the disposition of our Common Shares as ordinary income, rather than as capital gain, and to compute the tax liability on the gain and any "Excess Distribution" (as defined below) received in respect of our Common Shares as if such items had been earned ratably over each day in such holder’s holding period (or a portion thereof) for the Common Shares. The amounts allocated to the taxable year during which the gain is realized or distribution is made, and to any taxable years in such U.S. holder’s holding period that are before the first taxable year in which we are treated as a PFIC with respect to the U.S. holder, would be included in the U.S. holder’s gross income as ordinary income for the taxable year of the gain or distribution. The amount allocated to each other taxable year would be taxed as ordinary income in the taxable year during which the gain is realized or distribution is made at the highest tax rate in effect for the U.S. holder in that other taxable year and would be subject to an interest charge as if the income tax liabilities had been due with respect to each such prior year. For purposes of these rules, exchanges pursuant to corporate liquidations, gifts, and use of Common Shares as security for a loan may be treated as a taxable disposition of the Common Shares. An "Excess Distribution" is the amount by which distributions during a taxable year in respect of a Common Share exceed 125% of the average amount of distributions in respect thereof during the three preceding taxable years (or, if shorter, the U.S. holder’s holding period for the Common Shares). In addition, if we were considered a PFIC, dividends paid in respect of our Common Shares would not be eligible for the preferential tax rate applied to "qualified dividend income" received by certain non-corporate U.S. holders.

Certain additional adverse U.S. federal tax rules will apply to a U.S. holder of our Common Shares for any taxable year in which the Company is treated as a PFIC with respect to such U.S. holder and any of our subsidiaries is also treated as a PFIC (a "Subsidiary PFIC"). In such a case, such U.S. holder will generally be deemed to own its proportionate interest (by value) in any Subsidiary PFIC and be subject to the PFIC rules described above with respect to the Subsidiary PFIC regardless of such U.S. holder’s percentage ownership in the Company.

The adverse tax consequences described above may be mitigated if a U.S. holder of our Common Shares is able to make a timely qualified electing fund election (a "QEF election") or a mark-to-market election with respect to our Common Shares. A QEF election made with respect to the Company, however, will not apply to any Subsidiary PFIC; a QEF election must be made separately for each Subsidiary PFIC. A QEF election may only be made by a holder of our Common Shares if, among other things, the Company provides such holder with certain information. It is uncertain whether the Company would be able to provide investors with the information necessary to make a QEF election. A mark-to-market election (instead of a QEF election) will only be available if our Common Shares are treated as regularly traded on a qualified exchange or other market within the meaning of the applicable U.S. Treasury Regulations. Since we intend to delist our Common Shares prior to March 31, 2020, we expect that our Common Shares will not be treated as regularly traded on a qualified exchange or other market during 2020 and therefore, a mark-to-market election generally would not be available in 2020. In addition, a U.S. holder of our Common Shares will technically not be permitted to make a mark-to-market election with respect to a Subsidiary PFIC.

During any taxable year in which the Company or any Subsidiary PFIC is treated as a PFIC with respect to a U.S. holder of our Common Shares, that holder generally must file IRS Form 8621.

The rules regarding PFICs, including the QEF election and mark-to-market election, are complex. Holders of our Common Shares should consult their tax advisors regarding the application of the PFIC rules to their particular circumstances.

Legislative and regulatory action by the U.S. Congress could materially and adversely affect the Company.

The Company's tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof. Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could, adversely affect the results of our operations and financial condition and could have a material adverse effect on our business, financial condition or run-off performance.

Dividends paid in respect of our Common Shares will no longer be eligible for the preferential tax rate applicable to "qualified dividend income" received by certain non-corporate U.S. shareholders after we delist our Common Shares from the New York Stock Exchange.
Generally, dividends paid in respect of stock of a foreign corporation that is not classified as a PFIC for the taxable year in which the dividend is paid, or the preceding taxable year, are eligible for the preferential tax rate applicable to "qualified dividend income" received by certain non-corporate U.S. shareholders if such stock is readily tradable on an established securities market in the United States. After we delist our Common Shares, such shares will no longer be readily tradable on the New York Stock Exchange, and any dividends paid in respect thereof will no longer be eligible for such preferential tax rate.
U.S. holders of our Common Shares may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.
Subject to the PFIC rules discussed above, as a result of our winding-up and liquidation, for U.S. federal income tax purposes, U.S. holders of our Common Shares generally will recognize gain or loss equal to the difference between (i) the sum of the amount of cash and the fair market value (determined at the time of the distribution) of property, if any, distributed to them and (ii) their adjusted tax basis in our Common Shares. Such gain or loss generally will be computed on a per-share basis. If a U.S. holder acquired our Common Shares at different prices or at different times, the amount that such shareholder receives on each liquidating distribution will be allocated to each different block of our Common Shares based on the number of shares in each block. Within each block, a cost recovery approach will generally be applied, and a U.S. holder’s full tax basis of a block will generally be recovered before any gain is recognized with respect to it. Liquidating distributions pursuant to the winding-up may occur at various times and in more than one tax year. Any loss generally will be recognized by a U.S. holder only in the tax year in which such shareholder receives our final liquidating distribution, and then only if the aggregate value of all liquidating distributions with respect to each block of our Common Shares held by such shareholder is less than the shareholder’s adjusted tax basis for such block of our Common Shares. Holders of our Common Shares are urged to consult with their own tax advisors as to the specific tax consequences to them of our winding-up and liquidation.

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

Bermuda has not been listed in the OECD's periodic progression reports as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. Bermuda was reported as being largely compliant with the OECD's international tax standards on transparency and exchange of information in the OECD's 2016 Tax Transparency Report on Progress. Bermuda set up its Tax Information Reporting Portal in June 2017. Other "largely compliant" jurisdictions include Germany, the United Kingdom and the United States. In 2017 Bermuda issued its common reporting standard regulations and country-by-country reporting regulations. Further, in February 2020, Bermuda was returned to EU's 'white list' of fully cooperative tax jurisdictions. Although Bermuda is now on the list of fully cooperative tax jurisdictions, further measures are being considered by the OECD. These include establishing a global minimum rate of taxation for multinational companies, which proposal is at the end of its consultation phase. We will need to monitor and assess these proposals.

In addition, on July 12, 2016 Council Directive 2016/1164/EU ("ATAD") was adopted which laid down rules against tax avoidance practices that directly affect the functions of the internal market. Member States were required to implement ATAD into domestic law by January 1, 2019 (except in relation to the exit tax rule and the interest restriction rules which in certain circumstances need not be implemented until January 1, 2020 and 2024 respectively). In October 2016 the EU Commission presented its corporate tax reform package in which the Commission proposed that the provisions of the ATAD dealing with hybrid mismatches should be extended to hybrid mismatches with third countries and on May 29, 2017 Council Directive 2017/952/EU ("ATAD II") was adopted. Member States were required to implement ATAD II into domestic law by December 31, 2019.
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

On February 25, 2019, the parties involved in the disputes described above reached an agreement to resolve all matters and withdraw the pending claims.  The impact of the settlement was considered in the determination of recording the Company's best estimate of loss and LAE reserves as of December 31, 2018.

In addition to the disputes described above, Blue Capital Re, as a reinsurer, is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Blue Capital Re's estimates of possible losses incurred in connection with such legal proceedings are provided for as "changes in liquidation value of loss and loss adjustment expense reserves" on the Consolidated Statement of Changes in Net Assets, and "loss and loss adjustment expenses" on its Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), and are included within "loss and loss adjustment expense reserves" on its Consolidated Statement of Net Assets in Liquidation and Consolidated Balance Sheet. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our run-off performance, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Shares are listed on the New York Stock Exchange under the symbol BCRH and the Bermuda Stock Exchange under the symbol BCRH.BH.

Registered Holders of Common Shares

As of February 26, 2020, we had 11 registered holders of Common Shares.

Dividends Declared on Common Shares

During 2019 we declared and paid regular quarterly dividends of $0.15 per Common Share during each of the first two quarters. As part of our plan to run-off our liabilities and return capital to shareholders, we declared and paid a special distribution of $1.51 per share during the third quarter, and $0.57 per share during the fourth quarter. During 2018 we declared and paid quarterly dividends of $0.15 per Common Share during each of the first three quarters. The Company did not pay a special dividend with respect to 2018 as a result of the net loss recorded for the year. The aggregate dollar value of all dividends and special distributions declared with respect to 2019 and 2018 was $20.9 million and $7.9 million, respectively. See "Overview" contained in Item 7 herein.

There are restrictions on the payment of dividends to the Company from its regulated operating companies as described under "Regulation and Capital Requirements." Any future determination to pay special distributions to holders of Common Shares and RSUs will, however, be at the discretion of the Board and will be dependent upon many factors, including: (i) our financial condition, liquidity, run-off performance (including our ability to generate cash flow in excess of our expenses) and capital requirements; (ii) general business conditions, (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; (v) regulatory approval of Blue Capital Re's dividend payments to the Company; and (vi) any other factors that the Board deems relevant.

In light of the Company's decision to enter run-off and return capital to its Shareholders, on October 25 2019, the Bermuda Monetary Authority ("BMA") amended the license of Blue Capital Re to require Blue Capital Re to obtain the written approval of the BMA prior to the declaration and/or payment of any dividends and/or the making of any capital contributions to Blue Capital Re's parent, shareholders or affiliates. Accordingly, Blue Capital Re will be obligated to seek the BMA's advance approval in order to provide the Company with the funds required for each distribution to the Company's shareholders in connection with the run-off of the Company. To the extent Blue Capital Re is unable to obtain the BMA's approval, distributions to the Company's shareholders may be prevented or delayed until such time as Blue Capital Re receives the BMA's approval.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2019, with respect to our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	27,270	—	35,448

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

As of December 31, 2019, there were 27,270 RSUs outstanding under the 2013 LTIP. These RSUs were granted to our directors in 2019, 2018 and 2017 and vest in three equal annual installments based on continuous service, payable in Common Shares at the time of vesting.

As the Company executes its plan of run-off, consistent with the terms of the 2013 LTIP, management expects all RSUs in issue to vest in the future, either naturally in the course of the standard vesting period or upon any of the holders' services as a director being terminated as part of the plan of run-off.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Common Shares

The Company did not repurchase any Common Shares during the three month period ended December 31, 2019.

Item 6.         Selected Financial Data

Not applicable.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the seven months ended July 31, 2019 and the year ended December 31, 2018, our plan of run-off subsequent to July 31, 2019 and our financial condition as of December 31, 2019 and 2018. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere in this report.

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

Overview

 We are a Bermuda exempted limited liability company which offered collateralized reinsurance in the property catastrophe market. Our principal objective was to maximize the expected total return for our shareholders, primarily through the payment of dividends, by underwriting a diversified portfolio of short-tail reinsurance contracts and investing in insurance-linked securities with what we believed to be attractive risk and return characteristics. We provided our shareholders with the opportunity to own an alternative asset class whose returns we believe have historically been largely uncorrelated to those of other asset classes, such as global equities, bonds and hedge funds.

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

During the seven months ended July 31, 2019, we recorded a net income of $1.7 million, compared to a net loss of $28.6 million in the year ended December 31, 2018.

Our 2019 results were impacted by significantly lower premium income as compared to the prior period, due to a smaller available capital base which limited deployment in the 2019 renewal seasons together with a shorter period of account. In addition, the Company did not write any business in the key June renewal period in the current year while it was considering strategic alternatives. In 2019, we incurred significantly lower loss and loss adjustment expenses compared to those reported a year ago which were elevated due to an increase in estimated losses related to Hurricane Irma. During the January 1, 2019 renewal period we maintained our close partnership with Sompo International and deployed all of our available capital into quota share contract business with attractive risk adjusted return potential.

We declared and paid regular dividends of $0.15 per Common Share and RSU in the first two quarters of 2019, and $0.30 per Common Share and RSU in the first three quarters of 2018.

Review of Orderly Run-Off

 As part of its plan to run-off and return capital to its shareholders, the Company declared and paid special distributions of $1.51 per share and $0.57 per share during the third and fourth quarters of 2019, respectively. The aggregate dollar value of all dividends and special distributions declared and paid with respect to 2019, totaled $20.9 million.

In the five month period ended December 31, 2019, our results reflect the net earnings associated with the completion of the final retrocessional quota share treaty entered into with Sompo International (the "Sompo Quota Share Agreement") together with minor premium adjustments from legacy business. In the five month period ended December 31, 2019, we recognized $4.8 million in premium earnings net of acquisition expense from the Sompo Quota Share Agreement and incurred loss and LAE in establishing estimated loss reserves totaling $4.6 million principally driven by losses from Typhoon Hagibis and Typhoon Faxai which both made landfall in Japan together with provisions for attritional losses. In addition, we recognized $2.0 million of net adverse loss and LAE reserve development in the run-off period on legacy business, primarily driven by a deterioration in losses incurred related to 2017 catastrophe events Hurricane Irma, and to a lesser extent Hurricane Maria, as well as deterioration in losses incurred related to Typhoon Jebi, which occurred in 2018, partially offset by favorable development related to the 2018 California Wildfires.

Net Assets in Liquidation as at December 31, 2019 of $67.3 million include a negative liquidation valuation adjustment of $2.1 million as an estimate of future cashflows expected from revenues and expenses. This adjustment includes management's estimate of future investment income to be earned of $0.8 million, less estimated future general and administrative expenses of $2.9 million. The Company does not expect to incur significant costs related specifically to the disposal of its assets since they are predominantly comprised of highly liquid collateral balances in the form of cash and cash equivalents under the caption ‘funds held by ceding companies’ on the statement of net assets (liquidation basis).

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

Our consolidated results of operations for the seven months ended July 31, 2019 and year ended December 31, 2018 were as follows:

($ in millions)	Seven Months Ended July 31, 2019	Year Ended December 31, 2018
Revenues
Reinsurance premiums written	$11.1	$33.2
Change in net unearned reinsurance premiums	0.8	0.2
Net reinsurance premiums earned	11.9	33.4
Net gain from derivative instruments	—	—
Net investment income	1.8	2.0
Total revenues	13.7	35.4
Expenses
Underwriting expenses:
Loss and LAE - current year	2.3	31.5
Loss and LAE - prior year	3.4	19.0
Loss and LAE	5.7	50.5
Reinsurance acquisition costs	3.9	9.0
General and administrative expenses	2.4	4.5
Total expenses	12.0	64.0
Net income (loss) and comprehensive income (loss)	$1.7	$(28.6)

Loss and LAE ratio - current year	29.1%	94.3%
Loss and LAE ratio - prior year	18.0%	56.9%
Loss and LAE ratio	47.1%	151.2%
Acquisition cost ratio	32.9%	26.9%
General and administrative expense ratio	20.5%	13.5%
GAAP combined ratio	100.5%	191.6%

Reinsurance Premiums Written and Earned

During the seven months ended July 31, 2019 and the year ended December 31, 2018 we wrote $11.1 million and $33.2 million of reinsurance premiums, respectively, all of which represented indemnity reinsurance contracts relating to property catastrophe risks. The decrease in reinsurance premiums written during the current period of 2019, versus that of the comparable 2018 period was due to the current period reflecting seven months of activity, as the company adopted the liquidation basis of accounting on July 31, 2019. In addition, the decrease is driven by a smaller capital base available for deployment to underwriting activity at January 1 and a subsequent curtailment of underwriting activity.

During the seven months ended July 31, 2019 and the year ended December 31, 2018, we earned $11.9 million and $33.4 million of reinsurance premiums, respectively. Our reinsurance premiums earned are primarily a function of the amount and timing of reinsurance premiums previously written.

Our reinsurance premiums written and earned during the seven months ended July 31, 2019 and the year ended December 31, 2018 included $0.4 million and $4.6 million, respectively of reinstatement premiums.

Blue Capital sought to diversify its exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures was also a function of market conditions and opportunities.

The following table sets forth a breakdown of Blue Capital’s gross reinsurance premiums written by geographic area of risks insured for the seven month period ended July 31, 2019 and the year ended December 31, 2018:

	Seven Months Ended July 31, 2019		Year Ended December 31, 2018
($ in millions)
Worldwide (1)	$0.8	7%	$6.7	20%
USA:
Nationwide	4.7	42%	13.5	40%
Florida	0.1	1%	4.2	13%
Gulf region	—	—%	0.5	2%
California	0.1	1%	0.3	1%
Midwest region and other	—	—%	0.5	2%
Northeast	—	—%	0.1	—%
Asia	1.0	9%	1.6	5%
Australia	0.9	8%	1.1	3%
Canada	0.2	2%	0.4	1%
Europe	3.3	30%	3.7	11%
Worldwide, excluding U.S.(2)	—	—%	0.6	2%
Total gross premiums written	$11.1	100%	$33.2	100%

(1)   "Worldwide" comprises reinsurance contracts that cover risks in more than one geographic area and do not specifically exclude the U.S.
(2)   "Worldwide, excluding U.S." comprises reinsurance contracts that cover risks in more than one geographic area but specifically exclude the U.S.

Loss and LAE

The following table summarizes the components of our consolidated loss and LAE incurred and our loss and LAE ratios for the seven month period ended July 31, 2019 and the year ended December 31, 2018:

	Seven Months Ended July 31,	Year Ended December 31,
($ in millions)	2019	2018
Loss and LAE incurred - current year	$2.3	$31.5
Loss and LAE incurred - prior year	3.4	19.0
Total loss and LAE incurred	$5.7	$50.5

Loss and LAE ratio- current year	29.1%	94.3%
Loss and LAE ratio- prior year	18.0%	56.9%
Loss and LAE ratio	47.1%	151.2%

 During the seven months ended July 31, 2019, we established $2.3 million of losses and loss adjustment expense for the current year, nearly all of which constituted IBNR reserves. There were no individually significant loss events that impacted us during the seven month period ended July 31, 2019. In addition, during the seven months ended July 31, 2019, we recognized $3.4 million of net adverse loss and LAE reserve development primarily driven by a deterioration in losses incurred related to Typhoon Jebi.

During 2018, we incurred current year losses and loss adjustment expenses of $31.5 million primarily driven by the catastrophe events summarized in the following table together with reported attritional losses and incurred but not reported ("IBNR") reserves. The catastrophe event losses shown are net of recoveries from retrocessional protection purchased by Blue Water Re totaling $19.5 million. In addition, during the year ended December 31, 2018, we recognized $19.0 million of net adverse loss and LAE reserve development for estimated losses incurred related to 2017 catastrophe events, primarily Hurricane Irma, which made landfall in the U.S. in September 2017 following the receipt of new or revised loss information from our cedants.

Event Date	Event	Loss and loss adjustment expenses
	(U.S. dollars in millions)	Year Ended December 31, 2018
August 2018	Typhoon Jebi	$0.8
August to December 2018	California Wildfires	1.6
September 2018	Hurricane Florence	1.5
September 2018	Typhoon Trami	0.4
October 2018	Hurricane Michael	15.5
August to December 2018	Aggregate & Second Event Losses Triggered By Multiple Catastrophe Events	8.1
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

	Seven Months Ended July 31,	Year Ended December 31,
($ in millions)	2019	2018
Commissions, brokerage costs, fronting fees and other	$3.9	$8.8
Profit commissions	—	0.2
Total reinsurance acquisition costs	$3.9	$9.0
Reinsurance acquisition cost ratio	32.9%	26.9%

Our reinsurance acquisition costs relating to commissions, brokerage costs, fronting fees and related costs for the seven months ended July 31, 2019, reduced compared to the costs incurred during the 2018 year due to the lower volume of business written. The increase in the reinsurance acquisition ratio compared to 2018 is mainly due to the higher concentration of quota share business which incurs higher override commissions.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the seven month period ended July 31, 2019 and the year ended December 31, 2018.

	Seven Month Period Ended July 31,	Year Ended December 31,
($ in millions)	2019	2018
Investment Management Agreement fees	$0.8	$1.8
Administrative Services Agreement fees	0.3	0.6
Public company expenses	1.3	2.1
Total general and administrative expenses	$2.4	$4.5
General and administrative expense ratio	20.5%	13.5%

See Note 9 of the Notes to Consolidated Financial Statements for detailed information regarding the nature of the expenses that we incur pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement.

The expenses we have incurred pursuant to the Investment Management Agreement and the Administrative Services Agreement has decreased in the seven months ended July 31, 2019 as compared to the year ended December 31, 2018, due to the lower equity base on which the management fee is determined together with the shorter period.

Our public company expenses incurred during the periods presented consisted of director fees, corporate insurance premiums, audit fees, share-based compensation and other expenses associated with being a publicly traded company. The decrease in these expenses during the current period of 2019 versus that of the 2018 period was due to the current period reflecting seven months of activity compared to a full year in 2018.

Income Taxes

We were not subject to income taxes in any jurisdiction during the periods presented.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its operating subsidiaries to pay its expenses and dividends to its shareholders and to repay any outstanding borrowings under the 2016 Credit Facility. There are restrictions imposed by the BMA on the payment of dividends to the Company from its operating subsidiaries as described below and in Note 8 of the Notes to Consolidated Financial Statements.

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

The primary sources of cash for Blue Capital Re are premium collections, releases of collateral from trust accounts and investment income.  The primary uses of cash for the Blue Capital Re are payments of loss and LAE reserves, reinsurance acquisition costs, general and administrative expenses, and dividends or distributions.

As of December 31, 2019 and 2018, the Company held $0.6 million and $2.2 million of cash and cash equivalents which represented unencumbered cash on hand.

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

During the seven month period ended July 31, 2019, we declared (i) a first quarter 2019 regular dividend of $0.15 per Common Share and RSU which was paid on April 15, 2019; and (ii) a second quarter 2019 regular dividend of $0.15 per Common Share and RSU, which was paid on July 15, 2019. The total dollar amount of dividends paid during the seven month period ended July 31, 2019 was $2.6 million. In accordance with our plan to cease active operations and return capital to shareholders, on August 30, 2019 we declared a special distribution of $1.51 per common share which was paid on September 30, 2019 to shareholders on record as of September 16, 2019. On November 22, 2019, we declared a special distribution of $0.57 per common share which was paid on December 20, 2019 to shareholders on record as of December 6, 2019.

We intend to make further special distributions to shareholders from time to time pursuant to our plans to effect an orderly run-off of the Company. Any future determination to make distributions will remain at the discretion of the Board and will be dependent upon many factors, including: (i) our financial condition, liquidity, run-off performance (including our ability to generate cash flow in excess of our expenses) and capital requirements; (ii) general business conditions, (iii) legal, tax and regulatory limitations; (iv) contractual prohibitions and other restrictions; (v) regulatory approval of Blue Capital Re's dividend payments to the Company; and (vi) any other factors that the Board deems relevant. Subject to the PFIC rules discussed above under "Taxation Risks", for U.S. federal income tax purposes, it is expected that U.S. Holders (as defined below) of our Common Shares generally will recognize gain or loss equal to the difference between (i) the sum of the amount of cash and the fair market value (determined at the time of the distribution) of property, if any, distributed to them and (ii) their adjusted tax basis in our Common Shares. Such gain or loss generally will be computed on a per-share basis. Accordingly, if a U.S. Holder acquired our Common Shares at different prices or at different times, the amount that such shareholder receives on each liquidating distribution will be allocated to each different block of our Common Shares based on the number of shares in each block. Within each block, a cost recovery approach will generally be applied, and a U.S. Holder’s full tax basis of a block will generally be recovered before any gain is recognized with respect to it. When a distribution is one in a series of distributions in complete liquidation, as is expected, these basis recovery rules will apply to the aggregate basis of all of the U.S. Holder's Common Shares, and any loss generally will be recognized by a U.S. Holder only in the tax year in which the shareholder receives our final liquidating distribution. For these purposes, a "U.S. Holder" is any beneficial owner of our Common Shares that, for U.S. federal income tax purposes, is (i) a citizen or individual resident of the United States; (ii) a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if such trust has validly elected to be treated as a United States person for U.S. federal income tax purposes or if (1) a court within the United States is able to exercise primary supervision over its administration and (2) one or more United States persons have the authority to control all of the substantial decisions of such trust. See "Risk Factors" contained in Item 1A herein. Holders of our Common Shares should consult their tax advisors regarding the tax consequences to them of the receipt of any distributions from us.

Capital Resources

Our total net assets in liquidation (formerly shareholders' equity) was $67.3 million and $90.7 million at December 31, 2019 and 2018, respectively. The decrease in our total net assets in liquidation was mostly attributable to the declaration of special distributions of $13.3 million and $5.0 million to holders of Common Shares and RSUs in the third and fourth quarter of 2019, respectively. It is unlikely that we will need to raise additional capital in the future following our decision to pursue an orderly run-off and we anticipate that our capital resources will be sufficient to meet all future obligations.

Collateral Requirements and Restrictions

Each of the reinsurance contracts that Blue Capital Re has written is required to be fully-collateralized by cash and cash equivalents or funds held by reinsurance companies. This collateral is not available to Blue Capital Re for any other purpose until the expiration of the applicable reinsurance contract (or, in the event of a covered loss, the resolution of such loss under the applicable contract).  Due to buffer loss provisions in the treaties that the Company entered into, collateral associated with more recent loss affected treaties will remain encumbered for the contractual period, impacting the time it will take to run-off the Company.

Contractual Obligations and Commitments

The Company's contractual obligations as of December 31, 2019 are summarized as follows:

	Payments due by period
($ in millions)	Total	Less than 1 year	1 - 3 years
Loss and loss adjustment expense reserves	$34.5	$16.6	$17.9
Fees pursuant to Agreements with the Manager	1.4	1.0	0.4
Total	$35.9	$17.6	$18.3

The table above illustrates the anticipated payment of loss and loss adjustment expenses in line with the Company's plan to complete the liquidation of its net assets and return of capital to shareholders by the end of 2021, and does not reflect the natural run-off of the liabilities on a going concern basis. The Company expects to fund the obligations noted in the table above from releases of cash from funds held by ceding companies.

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

As of December 31, 2019, our total shareholders' equity (now net assets in liquidation) was $67.3 million. As our net assets in liquidation decline as we return capital to shareholders over the period of run-off, we would expect to pay the Manager a decreasing Management Fee over time. Within our liquidation basis of accounting estimates as of December 31, 2019, we expect to pay a cumulative Management Fee of approximately $0.6 million over the course of the period of run-off pursuant to this agreement.

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

As a result of the net losses recorded in the years ended December 31, 2018 and 2017, the company did not incur a Performance fee in 2019, and management estimates that the Company will not pay any future Performance Fee due to the rolling three year high water mark provision and the decision to pursue an orderly run-off of the Company.

Administrative Services Agreement. Pursuant to the Administrative Services Agreement, we are obligated to reimburse the Manager for various fees, expenses and other costs in connection with the services provided under the terms of this agreement, including the services of our Chief Financial Officer, modeling software licenses and finance, legal and administrative support.

We currently expect to pay the Manager approximately $0.8 million over the course of the period of run-off pursuant to this agreement.

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

As of December 31, 2019, if we were to terminate either the Investment Management Agreement or the Underwriting and Insurance Management Agreement, we would be required to pay the Manager a one-time termination fee of approximately $3.4 million. The Company does not expect to incur any termination fees as a result of the decision to pursue an orderly run-off and return capital to shareholders.

Neither the Company nor its operating subsidiaries had any commitments for operating leases or capital expenditures at December 31, 2019 and neither the Company nor its operating subsidiaries expect any material expenditures of this type during the next 12 months or for the foreseeable future.

Regulation and Capital Requirements

The Company and its subsidiaries are subject to regulation and capital requirements established by supervisors in multiple jurisdictions. See Note 8 of the Notes to Consolidated Financial Statements for detailed information concerning our regulatory and capital requirements.

Off-Balance Sheet Arrangements

As of December 31, 2019, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

($ in millions)	Seven Months Ended July 31, 2019	Year Ended December 31, 2018
Net cash provided by operations	$5.7	$0.1
Net cash used in financing activities	(6.6)	(3.9)
Net decrease in cash and cash equivalents	(0.9)	(3.8)
Cash and cash equivalents, beginning of period	2.2	6.0
Cash and cash equivalents, end of period	$1.3	$2.2

We experienced a net decrease of $0.9 million in our cash and cash equivalents during the seven months ended July 31, 2019 and a net decrease of $3.8 million during the year ended December 31, 2018.

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

As a result of the decision to pursue an orderly run-off and return capital to shareholders, the Company's basis of accounting transitioned from going concern basis of accounting to the liquidation basis of accounting in accordance with GAAP, effective July 31, 2019. The liquidation basis of accounting requires that certain of our assets are based on estimates of future revenue streams and certain of our liabilities are based on estimates of losses and expenses yet to be incurred.

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

We have determined that our best estimates for our gross and net loss and LAE reserves at December 31, 2019 and 2018 were $34.5 million and $49.9 million respectively. The following table summarizes the composition of these reserves at December 31, 2019 and 2018:

	December 31,
($ in millions)	2019	2018
Gross and net IBNR	$9.3	$25.1
Gross and net Case Reserves	25.2	24.8
Gross and net unpaid loss and LAE reserves	$34.5	$49.9

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

Written and Earned Reinsurance Premiums

Prior to ceasing active operations, we wrote reinsurance contracts on both an excess-of-loss and a pro-rata basis. For excess-of-loss contracts, written premiums are typically based on the deposit or minimum premium specified in the reinsurance contract. For pro-rata contracts, written premiums are recognized based on estimates of ultimate premiums provided by either the ceding companies or the Manager.

All of our reinsurance contracts were typically written on a losses-occurring basis, which means that all loss events occurring during the period of the contract are covered, regardless of the inception dates of the underlying policies. Any loss events occurring after the expiration of a losses-occurring contract are not covered.

For reinsurance contracts which incorporated minimum premium amounts, we typically wrote the entire ultimate premium at inception, and earned the associated premium after the premium was written over the term of the contract. For reinsurance contracts which did not incorporate minimum premium amounts, we typically wrote the premium over the term of the contract, and earned the associated premium in the same periods that the premium was written.

Subsequent adjustments of written premium, based on reports of actual premium by the ceding companies, or revisions in estimates of ultimate premium, are recorded in the period in which they are determined. Such adjustments are generally determined after the associated risk periods have expired, in which case the premium adjustments are fully earned when written.

Some of our reinsurance contracts may include contract terms that require an automatic reinstatement of coverage in the event of a loss. Reinstatement premiums are fully earned or expensed as applicable when a triggering loss event occurs and losses are recorded. We record reinstatement premiums on a basis consistent with our estimates of losses and LAE. During the seven months ended July 31, 2019 and the year ended December 31, 2018, we recorded net written and earned reinstatement premiums totaling $0.4 million and $4.6 million, respectively.

We routinely review the creditworthiness of our cedants on the basis of our market knowledge, the cedant’s current financial strength ratings, the timeliness of cedants’ past payments and the status of current balances owing. Based on our reviews, we have determined that we did not require an allowance for uncollectible reinsurance premiums receivable as of 2019 and 2018.

Liquidation Basis of Accounting

Subsequent to the adoption of the liquidation basis of accounting, all assets are stated at their estimated liquidation value and liabilities, including estimated costs associated with implementing the run-off and liquidation of the Company, are stated at their estimated settlement amounts over the remaining estimated liquidation period. Prior to the expiry of all our reinsurance treaties, the liquidation value of the Company's in-force treaties was based on management's estimate of future earned premium net of acquisition expenses together with an estimate for expected loss and loss adjustment expense liabilities to be incurred associated with those earned premiums. Additionally, the liquidation value of the Company's other assets and liabilities includes management's estimate of investment income to be generated from the expected collateral balances supporting our insurance liabilities over the estimated period of run-off and estimates for corporate expenses and management and administrative fees over the period.

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

Item 9.               Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

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
Management assessed the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2019, the Company maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Directors
(As of February 25, 2020)
The current members of the Board and terms of each class are set forth below:

Name	Age	Position	Director Since
Class A-term ending 2020
Michael J. McGuire	47	Chairman, CEO	2015
John R. Weale	61	Director	2013
Class B-term ending 2021
John V. Del Col	58	Director, Secretary	2017
D. Andrew Cook	57	Director	2013
Class C-term ending 2022
Eric Lemieux	59	Lead Director	2013

Mr. McGuire currently serves as Chief Financial Officer of Sompo International and Mr. Del Col currently serves as Secretary and General Counsel of Sompo International, and as a result they may face conflicts of interest that may make it difficult for them to operate our business. See Item 13. "Certain Relationships and Related Transactions and Director Independence"

The following information presents the principal occupations, business experience, and recent business activities involving the Company and other affiliations of the directors:

Class A Directors, term expiring in 2020:
Michael J. McGuire. Mr. McGuire has been our Chairman since August 2015 and Chief Executive Officer since April 2017. He serves as Chief Financial Officer of Sompo International, a wholly-owned subsidiary of Sompo Holdings, Inc. Prior to assuming his role at Endurance Specialty Holdings Ltd., the predecessor to Sompo International ("Endurance Holdings"), in January 2006, Mr. McGuire led its external reporting, treasury and Sarbanes-Oxley compliance initiatives during 2003-2006. Prior to joining Endurance Holdings, Mr. McGuire was employed by Deloitte & Touche LLP ("Deloitte") where he spent over nine years working in a variety of audit and advisory roles in the United States, Bermuda and Europe. In his last role at Deloitte, Mr. McGuire served as a senior manager in Deloitte’s merger and acquisition advisory practice, providing transaction accounting, structuring and due diligence services to private equity and strategic investors. Mr. McGuire is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. We believe Mr. McGuire’s qualifications to serve on the Board include his professional financial management and accounting experience of over 20 years in the accounting and reinsurance industries.

John R. Weale. Mr. Weale has been a director since August 2013. Until November 2011, Mr. Weale was Chief Financial Officer of Catalina Holdings (Bermuda) Ltd. ("Catalina Holdings"). Prior to his employment with Catalina Holdings, Mr. Weale spent over 13 years at IPCRe Limited and IPC Holdings, Ltd (collectively, "IPC"). At IPC, he served as Executive Vice President from July 2008 and Chief Financial Officer from June 1996, as well as interim President and Chief Executive Officer during 2009. Prior to IPC, he held various positions at American International Company, Limited, including Vice President-Insurance Management Services. Mr. Weale served as Chairman of the Board of Blue Capital Alternative Income Fund Limited from 2012 until July 2018. Mr. Weale has also served as Chairman of the Board and an audit committee member of Butterfield Money Market Fund Limited and Butterfield Liquid Reserve Fund Limited, and as a director of Butterfield Select Fund Limited. Mr. Weale is a Fellow of the Chartered Institute of Management Accountants and is a Chartered Global Management Accountant. We believe Mr. Weale’s qualifications to serve on the Board include his professional financial management and accounting experience of over 35 years in the insurance and reinsurance industries.

Class B Directors, term expiring in 2021:
John V. Del Col. Mr. Del Col has been a director since April 2017 and Secretary since August 2015. He serves as Secretary and General Counsel of Sompo International. Prior to joining Endurance Holdings, the predecessor to Sompo International, in January 2003, Mr. Del Col was General Counsel and Deputy General Counsel for several property and casualty reinsurers and a merchant bank, having begun his career in associate roles at several New York law firms. He holds a JD from Harvard University and an AB from Dartmouth College. He is admitted to practice law in New York State. We believe Mr. Del Col’s qualifications to serve on the Board include his professional management and legal experience of over 20 years in the insurance and reinsurance industries.

D. Andrew Cook. Mr. Cook has been a director since September 2013. In September 2019, Mr. Cook was named CEO of Grey Castle Life Reinsurance (SAC) Ltd. ("Grey Castle"), a Bermuda based entity that participates in the life reinsurance run-off space. Mr. Cook previously served as a director and Investment Committee Chair of Grey Castle. From May 19, 2015 to February 2, 2019, Mr. Cook served as Chief Financial Officer of Global Partner Acquisition Corp. ("GPAC") (Nasdaq:GPAC) a blank check company formed for the purpose of effecting a business combination with one or more businesses. On February 2, 2019 the GPAC shareholders’ voted in favor of a business combination and accordingly, Mr. Cook resigned as CFO of GPAC. Mr. Cook served as President of Alterra Bermuda Limited from October 2010 to June 2013, in addition to his position as Executive Vice-President-Business Development, which he held from May 2010. From May 2010 to October 2010, he also served as Chief Integration Officer and Global Development Officer with Alterra Capital Holdings Limited ("Alterra Capital Holdings"). Mr. Cook served as Chief Financial Officer of Harbor Point Limited ("Harbor Point") from September 2006 until the merger of Max Capital Group Ltd. and Harbor Point in May 2010, which became Alterra Capital Holdings. He also served as Deputy Chairman, President and Chief Financial Officer of Harbor Point Re Limited. From 2001 to 2006, Mr. Cook was the Chief Financial Officer of AXIS Capital Holdings Limited, a Bermuda insurance and reinsurance company. From January 2001 until November 2001, he served as Senior Vice President and Chief Financial Officer of Mutual Risk Management Limited. From 1999 to 2000, he worked as an independent consultant assisting clients in raising private equity capital. From 1993 to 1999, he served as Senior Vice President and Chief Financial Officer of LaSalle Re Holdings Limited. Mr. Cook is a Canadian Chartered Professional Accountant. With his strong financial and accounting background, Mr. Cook serves as our Audit Committee Chair and meets the U.S. Securities and Exchange Commission (the "SEC") definition of an "Audit Committee Financial Expert" under Item 407(d) of Regulation S-K. We believe Mr. Cook’s qualifications to serve on our Board include his extensive experience in the global insurance and reinsurance industries, including his executive management positions at major Bermuda-based reinsurance companies.

Class C Director and Director Nominee, term expiring in 2022:

Eric Lemieux. Mr. Lemieux has been a director since September 2013 and has been our Lead Director since October 2013. Since 2007, he has been the proprietor of Blue Pearl Advisors, Guilford, Connecticut, consulting on various insurance-related projects concentrating in the area of catastrophe risk management. From 2004 to 2007, he served as President of LightKeeper Specialty, Inc., a startup mono-line commercial insurer.

Mr. Lemieux was a founding member of the Black Diamond Group in 2001 and served as a director until 2004. From 1999 to 2001, he was Managing Director at Allianz and from 1992 to 1998 he was Chief Actuary at CAT Ltd., Bermuda. He previously held various actuarial positions at the Travelers Insurance Company from 1986 to 1992 and also worked at Liberty Mutual Group, Inc. from 1985 to 1986. Mr. Lemieux is a fellow of the Casualty Actuarial Society and a Member of the American Academy of Actuaries. We believe Mr. Lemieux’s qualifications to serve on the Board include his broad range of consulting and other experience in the reinsurance industry.
Information About Our Executive Officers
(As of February 25, 2020)

Name	Age	Position	Executive Officer Since
Michael J. McGuire (i)	47	CEO	2017
Greg A. Garside (ii)	48	CFO	2015
John V. Del Col (iii)	58	Secretary	2015
(i) See the biography of Mr. McGuire under "Directors, Executive Officers and Corporate Governance."
(ii) Mr. Garside also serves as the Controller and Vice President of Sompo International and is the Treasurer of the Manager.
(iii) See the biography of Mr. Del Col under "Directors, Executive Officers and Corporate Governance."

Greg A. Garside. Mr. Garside has been the Company’s CFO since November 2015. Mr. Garside serves as the Controller and Vice President of Sompo International and is the Treasurer of the Manager. He joined Endurance Holdings, the predecessor to Sompo International in 2002 and has held several financial reporting and controller positions of increasing responsibility. Prior to joining Sompo International, he served as Assistant Controller at LaSalle Re Ltd. and worked in the insurance audit practice at KPMG in Bermuda. Previously, he was a trainee accountant at Moore Stephens Chartered Accountants in London. Mr. Garside is a member of the Institute of Chartered Accountants in England and Wales.

Corporate Governance and Related Matters
The Board acts as the Company’s ultimate decision maker and advises and oversees management, which is responsible for day-to-day operations. The Company has adopted Corporate Governance Guidelines and Procedures (the "Corporate Governance Guidelines") to provide a framework for the governance of the Company. This document is available on our website at (www.bcapre.bm > Corporate Governance > Corporate Governance Documents > Corporate Governance Guidelines and Procedures) and may also be obtained at no charge upon written request to the attention of the Company Secretary at Waterloo House, 100 Pitts Bay Road, Pembroke HM08, Bermuda.

Code of Conduct and Ethics
The Company has adopted a Code of Conduct and Ethics (the "Code of Conduct and Ethics") for all its directors, officers and employees, including the Company’s CEO and CFO. This document is available on our website at (www.bcapre.bm > Corporate Governance > Corporate Governance Documents > Code of Conduct and Ethics) and may also be obtained at no charge upon written request to the attention of the Company Secretary at Waterloo House, 100 Pitts Bay Road, Pembroke HM08, Bermuda. Any waiver of any part of the Code of Conduct and Ethics for executive officers or directors may be made only by the Board (or the Audit Committee). Any such waivers or any amendments to the Code of Conduct and Ethics requiring disclosure under SEC and NYSE rules will be promptly disclosed on our website.

The Board and Committees

The Board
The Board currently consists of five members and is elected by Shareholders pursuant to the Company’s Bye-Laws. The Board is divided into three classes, Class A, Class B and Class C, with each class serving for a staggered three-year term. The Board selects our CEO and our CFO, who are charged with the conduct of our business. After selecting the senior management team, the Board acts as an advisor to senior management and ultimately monitors its performance. The Board’s ability to monitor senior management’s performance is facilitated by the presence of independent directors who have experience in the reinsurance business.

The Board has determined that the positions of CEO and Chairman may be held by the same individual. The Board believes that its current leadership structure is appropriate for the Company at this time. As CEO and Chairman, Mr. McGuire is responsible for the day-to-day management of the Company and presides over meetings of the Board. The Lead Director, Mr. Lemieux, leads meetings of the non-management directors and acts as liaison between the non-management directors and the CEO.

Sompo International has the right to nominate two out of our five directors (or, if the Board consists of more than five directors, no less than 40% of the total Board seats at any given time), until the later of the date on which: (i) Sompo International sells any Common Shares; and (ii) Sompo International owns less than 5% of the total Common Shares outstanding.

Board Role in Risk Oversight
The Board oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance shareholder value. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The involvement of the full Board in setting the Company’s business strategy is a key part of its assessment of management’s appetite for risk and also a determination of what constitutes an appropriate level of risk for the Company.

The Board receives regular reports from the Manager on the risk management work undertaken by management and the extent of any action taken to address areas identified for improvement. The Board defines the risk measures and risk management processes to be used within the Company, including the definition of the Company’s risk appetite and its risk tolerances. Discussions of risk management reporting, risk tolerance, risk measurement, capital management and corporate strategy take place at each of the Board meetings.

Board and Committee Meetings
During 2019 there were four meetings of the full Board, four meetings of the Audit Committee and two meetings of the Compensation Committee. During 2019 each of our directors attended over 75% of the meetings of the full Board and committees during the period such director was a member.
As Lead Director, Mr. Lemieux, attends and presides over each regularly scheduled executive session of non-management directors. The Board meets in executive session at least once during each year with only independent directors present.
It is the Board’s policy that all directors will attend, or otherwise participate in, our Annual General Meetings of Shareholders unless unavoidably prevented from doing so. Each of our directors attended the 2019 Annual General Meeting of Shareholders.

Committees of the Board
The Board had two standing committees during 2019, the Audit Committee and the Compensation Committee.

The following table outlines the current members of each of the committees:

Director	Audit Committee	Compensation Committee
D. Andrew Cook	Chair	X
John V. Del Col
Eric Lemieux	X	X
Michael J. McGuire
John R. Weale	X	Chair

Audit Committee
The Board has determined that all members of the Audit Committee are "independent" within the meaning of the NYSE listing standards and the rules and regulations of the SEC. The Board has also determined that all members of the Audit Committee are financially literate and that, at a minimum, D. Andrew Cook meets the requirements of being an "Audit Committee Financial Expert" under Item 407(d) of Regulation S-K.

The Audit Committee is primarily responsible for the integrity of the Company’s Consolidated Financial Statements, the Company’s compliance with legal and regulatory requirements, the Company’s internal audit activities and the independence, qualifications and performance of the Company’s independent registered public accounting firm.

Specifically, these duties include:
(i) selecting and overseeing the Company’s independent registered public accounting firm;
(ii) reviewing the scope of the audit to be conducted by them, as well as the results of their audit;
(iii) overseeing the Company’s financial reporting activities, including its annual and quarterly reports to Shareholders, and the accounting standards and principles followed;
(iv) overseeing the review of the financial reporting process and internal audit activities that are designed to provide management and the Audit Committee with assessments of the Company’s risk management processes and internal control systems;
(v) approving audit and non-audit services provided to the Company by the independent registered public accounting firm;
(vi) reviewing the organization and scope of the Company’s internal audit activities; (vii) addressing requests for waivers of conflict of interest situations; (viii) overseeing the Company’s legal and regulatory compliance;
(ix) overseeing the Company’s disclosure and internal controls; (x) preparing the report of the Audit Committee required by the rules and regulations of the SEC to be included in the Company’s annual proxy statement;
(xi) providing an avenue of communication among the independent auditors, management and the Board; and
(xi) fulfilling all other duties and responsibilities as outlined within the Committee’s charter.

The Audit Committee has established a charter, which outlines its primary duties and responsibilities. This document is available on our website at (www.bcapre.bm > Corporate Governance > Corporate Governance Documents > Audit Committee Charter) and also may be obtained at no charge upon written request to the attention of the Company Secretary at Waterloo House, 100 Pitts Bay Road, Pembroke HM08, Bermuda.

Compensation Committee
The Board has determined that all members of the Compensation Committee are "independent" within the meaning of the NYSE listing standards and Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

The principal duties and responsibilities of the Compensation Committee related to compensation include:
(i) establishing, maintaining and administering compensation and benefit policies designed to attract, motivate and retain personnel with the requisite skills and abilities to enable us to achieve superior operating results;
(ii) approving and reviewing performance measures;
(iii) evaluating performance and reviewing and approving all salary and incentive payments and equity awards for our executive officers;
(iv) recommending to the Board management succession for all of our executive officers;
(v) assisting in discharging the Board’s responsibilities regarding all compensation matters;
(vi) overseeing the administration of our compensation plans;
(vii) reviewing and making recommendations on the compensation of our non-management directors;
(viii) overseeing our compliance with the compensation rules, regulations, and guidelines promulgated by the NYSE, the SEC and other law, as applicable;
(ix) reviewing and discussing with management executive compensation information and making a recommendation to the Board as to whether such information shall be included in the appropriate regulatory filings; and
(x) fulfilling all other duties and responsibilities as outlined within the Compensation Committee’s charter.

Pursuant to the terms of the Administrative Services Agreement with the Manager, which is described in more detail in Item 13. "Certain Relationships and Related Person Transactions-Service Agreements with Sompo International", the Manager provides us with, among other things, the services of our CFO, Mr. Garside, our CEO, Mr. McGuire, and our Secretary, Mr. Del Col, and is compensated for such services in accordance with the Administrative Services Agreement and the Investment Management Agreement. Nonetheless, the Compensation Committee is responsible for all aspects of compensation and benefits policies for any executive officers we may hire in the future. Our executive officers do not have any role in making determinations or recommendations regarding director compensation.

Neither the Compensation Committee nor management retained a compensation consultant during 2019.

The Compensation Committee is also responsible for nominating candidates for election to the Board and for reviewing and making recommendations on matters involving the general operation of the Board and our corporate governance.

The principal duties and responsibilities of the Compensation Committee related to nominating and corporate governance include:
(i) establishing criteria for Board and committee membership and recommending to the Board proposed nominees for election to the Board and for membership on committees of the Board;
(ii) searching for qualified director candidates as needed and reviewing background information of candidates for selection to the Board, including those recommended by Shareholders, and making recommendations to the Board regarding such candidates;
(iii) assisting the Board in identifying individuals qualified to become Board members consistent with criteria approved by the Board and set forth in the Corporate Governance Guidelines and recommending director nominees to the Board;
(iv) evaluating whether each director candidate is independent, is financially literate, has accounting or related financial management expertise, qualifies as an "Audit Committee Financial Expert" under Item 407(d) of Regulation S-K and is free of any conflict of interest or the appearance of any conflict of interest with the best interests of us and Shareholders;
(v) identifying potential nominees for director through director suggestions, management recommendations, business, insurance industry and other contacts and Shareholder nominations;

(vi) to the extent it deems appropriate, engaging a third-party search firm and other advisors to identify potential nominees for director;
(vii) taking a leadership role on shaping our corporate governance;
(viii) making recommendations to the Board regarding board governance matters and practices; and
(ix) fulfilling all other duties and responsibilities as outlined within the Compensation Committee’s charter.

Pursuant to the Compensation Committee’s charter, a nominee recommended for a position on the Board should meet the following minimum qualifications:
(i) such nominee must be over 21 years of age;
(ii) such nominee must have the highest standards of integrity;
(iii) such nominee must have significant accomplishments in his or her chosen field of expertise;
(iv) such nominee must have experience with a high degree of responsibility in a business, non-profit organization, educational institution, professional services firm or other organization;
(v) such nominee must be able to commit the appropriate time for preparing for Board meetings, attending meetings and other corporate governance matters;
(vi) such nominee must be able to read and understand basic financial statements; and
(vii) such nominee must be familiar with the role of the board of directors in a company. The Compensation Committee may determine that members of the Board should have diverse experiences, skills and perspectives as well as knowledge in the areas of insurance, reinsurance, investment, financial services and other aspects of the Company’s activities.

There have been no changes to the procedures by which shareholders may recommend nominees to the Board within the past twelve months.

The Compensation Committee has established a charter, which outlines its primary duties and responsibilities. This document is available on our website at (www.bcapre.bm > Corporate Governance > Corporate Governance Documents > Compensation and Nominating Committee Charter) and may also be obtained at no charge upon written request to the attention of the Company Secretary at Waterloo House, 100 Pitts Bay Road, Pembroke HM08, Bermuda.

Item 11.        Executive Compensation

Named Executive Officer Compensation
We do not have any employees. We do not have the staff or capability to manage our underwriting or investment practices within our organization. Instead, we have outsourced these functions to the Manager, subject to oversight by our CEO, our CFO and the Board. Our CEO and CFO are employees of Sompo International and they provide us with these services pursuant to the Administrative Services Agreement and Investment Management Agreement.
Mr. McGuire, our CEO, Mr. Garside, our CFO, and Mr. Del Col, our Secretary, serve as our "Named Executive Officers." None of our Named Executive Officers receives any compensation directly from the Company in exchange for their services as executive officers. Rather, Mr. McGuire’s and Mr. Del Col’s services are deemed to be encompassed within the Management Fee we are charged by the Manager under the Investment Management Agreement and Mr. Garside’s services are directly charged to us by the Manager under the Administrative Services Agreement. The compensation paid to each of our Named Executive Officers in respect of their services as executive officers is determined and paid by Sompo International.
While no portion of the compensation paid to Mr. McGuire or Mr. Del Col is specifically allocated or paid to them based on the services that they provide to us, we have reasonably estimated based on the approximate time and costs they allocate to the Manager in respect of the Company that the aggregate amount of compensation paid to them in respect of 2019 that may reasonably be associated with the services they provide to the Company as executive officers was approximately $241,000 in the aggregate, which represents 19% of the Management Fee we are charged by the Manager under the Investment Management Agreement. In addition, the Company pays the Manager a fixed service fee of $375,000 per annum for Mr. Garside’s services as CFO pursuant to the Administrative Services Agreement. Accordingly, the total compensation of our Named Executive Officers that may reasonably be associated with the services they provided to the Company in respect of 2019 was approximately $616,000 in the aggregate. We have reasonably estimated that a total of 43% of this compensation represents fixed pay and the remaining 57% represents incentive or variable pay. The variable incentive or variable portion of this compensation was paid based on the financial and strategic performance of Sompo International.

The following table summarizes the total compensation for each of the Company’s Named Executive Officers during the year ended December 31, 2019:

2019 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Michael J. McGuire, Chief Executive Officer (1)	2019	—	24,617	64,575	89,192
	2018	—	22,238	57,900	80,138
Greg A. Garside, Chief Financial Officer (1)	2019	375,000	—	—	375,000
	2018	375,000	—	—	375,000
John V. Del Col, Secretary (1)	2019	—	24,617	59,504	84,121
	2018	—	22,238	52,192	74,430

(1) The amounts set forth in this table with respect to Mr. McGuire and Mr. Del Col relate to compensation paid to them in respect of their service as members of the Board and do not relate to compensation in respect of their services as our executive officers. Pursuant to a letter agreement between Sompo International and each of Messrs. McGuire and Del Col, all of the compensation to which they are entitled to receive as members of our Board has been assigned and paid directly to Sompo International. As described above in "Executive Compensation-Named Executive Officer Compensation," none of our Named Executive Officers receives any compensation directly from the Company in exchange for their services as executive officers of the Company. The Named Executive Officers’ remuneration and benefits are determined and provided by Sompo International and they do not receive any direct compensation from the Company. Accordingly, no such amounts have been included for Messrs. McGuire and Del Col in the Summary Compensation Table. The amounts in the Salary column of the Summary Compensation Table represent the fixed annual service fee of $375,000 that the Company pays to the Manager for finance and accounting services, including Mr. Garside’s services as CFO, pursuant to the Administrative Services Agreement.

(2) Represents the grant date fair value of RSU awards made during 2019 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 without regard to estimated forfeitures. See Note 6 for a description of the assumptions used to determine the initial grant date fair value of RSUs.

(3) The amounts in this column in respect of 2019 represent (i) the amount of compensation earned by each of Mr. McGuire and Mr. Del Col for their service as members of our Board and (ii) dividend equivalents earned on outstanding RSUs held by each of Mr. McGuire and Mr. Del Col that were issued to them in respect of their service as members of our Board.

2013 Long-Term Incentive Plan
At the discretion of the Compensation Committee, incentive awards, the value of which are based on Common Shares, may be made to the Company’s directors, future employees and consultants.

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

As of December 31, 2019, there were 27,270 RSUs outstanding under the 2013 LTIP.

Outstanding Equity Awards at 2019 Fiscal Year-End

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested ($)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Michael J. McGuire (1)	5,454	37,414
Greg A. Garside	—	—
John V. Del Col (1)	5,454	37,414

(1) Pursuant to a letter agreement between Sompo International and each of Messrs. McGuire and Del Col, all of the compensation to which they are entitled to receive as members of our Board has been assigned and paid directly to Sompo International.

(2) Represents outstanding RSUs received as director compensation as of December 31, 2019. The RSUs vest in equal annual installments over the applicable award cycle on June 15 of each year following the year in which the grant is made.

(3) The market value of all RSUs that have not vested was calculated using the $6.86 closing market price of Common Shares on December 31, 2019, as quoted on the NYSE.

Potential Payments Upon Termination or Change in Control

Our Named Executive Officers are not entitled to any payments upon termination of their service as executive officers of the Company or upon a change in control. However, the RSUs that were granted to Mr. McGuire and Mr. Del Col in respect of their service as members of our Board will vest in full if, upon a change in control or within twenty-four (24) months thereafter, the director’s service as a member of our Board is terminated either (i) by the Company without cause or (ii) on account of death or disability. Any vesting or payments made in connection with such accelerated vesting will be assigned and paid directly to Sompo International pursuant to their letter agreements with Sompo International.

Director Compensation
Each of our directors receives, or is entitled to receive, the following compensation for services as a director: an annual cash retainer of $50,000 and an annual grant of RSUs with a grant-date fair value of approximately $25,000. The RSUs granted to our directors vest in three equal annual installments beginning on the first anniversary of the date of grant based on continuous service, payable in Common Shares at the time of vesting. The Chairman, Lead Director and any director who serves as Chair of the Compensation Committee also receives an additional annual cash retainer of $5,000, and any director who serves as Chair of the Audit Committee receives an additional annual cash retainer of $15,000.
The following table summarizes the total compensation earned by the Company’s independent directors during the year ended December 31, 2019. All of the compensation payable to Mr. McGuire and Mr. Del Col in respect of 2018 has been included in the "2019 Summary Compensation Table" included above and therefore Mr. McGuire and Mr. Del Col have not been included in this table.

	Fees Earned or Paid in Cash	Share Awards (1)	All Other Compensation (2)	Total
Director	($)	($)	($)	($)
John R. Weale	55,000	24,617	9,575	89,192
D. Andrew Cook	65,000	24,617	9,575	99,192
Eric Lemieux	55,000	24,617	9,575	89,192

(1) Represents the grant date fair value of RSU awards made during 2019 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 without regard to estimated forfeitures. Each director received a grant of 3,599 RSUs on June 15, 2019. The RSUs awarded each vest in three equal annual installments on June 15 of each of the following three years based on continuous service. See Note 6 to the 2019 Form 10-K for a description of the assumptions used to determine the initial grant date fair value of RSUs. As of December 31, 2019, Messrs. Weale, Cook, and Lemieux each held 5,454 unvested RSUs.

(2) Represents dividend equivalents earned on all outstanding RSUs held by the directors.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners
The following table sets forth information, as of February 25, 2020 unless otherwise noted, with respect to the ownership of Common Shares by each person known by us to beneficially own more than 5% of the outstanding Common Shares.

Name and Address of Beneficial Owner	Number of Common Shares Owned	Percentage of Common Shares Outstanding (1)
Sompo International Holdings Ltd. (2) Waterloo House, 100 Pitts Bay Road Pembroke HM08 Bermuda	2,917,032	33.2%
Donald Smith & Co., Inc. (4) 152 W. 57th Street, 22nd Floor New York, NY 10019	763,612	8.7%
Baillie Gifford & Co. (3) Calton Square, 1 Greenside Row Edinburgh EH1 3AN Scotland, United Kingdom	618,438	7.0%
Standard Life Aberdeen PLC (5) 30 Lothian Rd. Edinburgh Scotland, United Kingdom	529,913	6.0%

(1)	Based on 8,774,782 Common Shares outstanding as of February 25, 2020.

(2)	Information based on a Form 4 filed with the SEC by Sompo International on June 15, 2018.

(3)	Information based on a Schedule 13GA, as of December 31, 2019, filed with the SEC by Baillie Gifford & Co. on January 16, 2020.

(4)	Information based on a Schedule 13G, as of December 31, 2019, filed with the SEC by Donald Smith & Co., Inc. on February 10, 2020.

(5)	Information based on Schedule 13 G/A, as of December 31, 2019, filed with the SEC by Standard Life Aberdeen PLC on February 11, 2020.

Security Ownership of Management
The following table sets forth information, as of February 25, 2020, with respect to the beneficial ownership of Common Shares by each of our directors, director nominees and named executive officers and by all of our directors, director nominees and executive officers as a group. None of the Common Shares shown as beneficially owned by our directors and executive officers are known to have been pledged as collateral.

Name of Beneficial Owner (1)	Number of Common Shares Owned	Percentage of Common Shares Outstanding (2)
D. Andrew Cook	5,800	*
John V. Del Col	—	*
Greg A. Garside	—	*
Eric Lemieux	8,300	*
Michael J. McGuire	—	*
John R. Weale	8,600	*
All directors and executive officers as a group (6 persons)		*

*
Represents less than 1.0% of the outstanding Common Shares as of February 25, 2020. Beneficial ownership is determined in accordance with Rule 13d-3(d)(1) under the Exchange Act, meaning that none of the unvested RSUs held by our directors are deemed to be Common Shares outstanding for computing the percentage held by each person or entity listed because none of the RSUs are scheduled to vest within 60 days of February 25, 2020.

(1) The address of each of the beneficial owners identified is Waterloo House, 100 Pitts Bay Road, Pembroke HM08, Bermuda.
(2) Based on 8,774,782 Common Shares outstanding as of February 25, 2020.

The Company’s Insider Trading Policy prohibits all our directors, officers and employees from buying or selling options on Common Shares, from hedging the value of Common Shares and from pledging Common Shares as collateral.

Item 13.        Certain Relationships and Related Transactions and Director Independence

Policies and Procedures for Related Person Transactions
The Board has adopted a written Related Person Transaction Policy (the "Related Person Transaction Policy"), which is available on our website at (www.bcapre.bm > Corporate Governance > Corporate Governance Documents > Related Person Transaction Policy). Under this Related Person Transaction policy, all relationships between us and any of our directors, executive officers, beneficial holders of more than 5% of any class of our voting securities or their immediate family members will be reviewed by our Audit Committee to determine whether such persons have a direct or indirect material interest in a proposed transaction. This Related Person Transaction Policy will not be applicable to day-to-day allocation, underwriting or investment decisions of the Manager, but it will be applicable to any changes to the terms of any agreements we have entered into with the Manager.

The Audit Committee will review and approve or ratify any related person transactions. In the course of its review, the Audit Committee will consider all relevant facts and circumstances, including:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including the amount and type of the transaction;

•	whether the transaction would impair the judgment of a director or executive officer in acting in our best interests;

•	the importance of the transaction to the related person; and

•	any other matters it deems appropriate.

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or any vote respecting approval or ratification of the transaction; provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the Audit Committee to consider the transaction.

We have entered into transactions with parties that are related to the Company. We believe that each of these transactions, as described below, was made on terms no less favorable to us than we could have obtained from unrelated parties.

Service Agreements with Sompo International
Through each of the following roles and relationships, we leverage Sompo International’s reinsurance underwriting expertise and infrastructure to conduct our business: (i) the Manager manages our reinsurance underwriting decisions; (ii) Blue Water Re, Sompo International’s wholly-owned special purpose insurance company, is a significant source of our reinsurance business (as described below); (iii) Mr. McGuire, the Manager’s Chief Executive Officer and director serves as our CEO and Chairman of the Board; (iv) Mr. Garside, the Controller and Vice President of Sompo International and the Treasurer of the Manager, serves as our CFO; and (v) Mr. Del Col, Sompo International’s General Counsel and a director of the Manager, serves as our Secretary and a director.

All of the compensation to which Messrs. Del Col and McGuire are entitled as directors of the Company has been assigned and paid directly to Sompo International.

Sompo International provides services to Blue Capital through the following arrangements:
BW Retrocessional Agreement. Through a retrocessional contract dated December 31, 2013 (the "BW Retrocessional Agreement"), between Blue Capital Re and Blue Water Re, Blue Water Re had the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it wrote, provided that such business was in accordance with the Company’s underwriting guidelines. Pursuant to the BW Retrocessional Agreement, Blue Capital Re was able to participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Sompo International or other third-party reinsurers, which provided it with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Sompo International or other well capitalized third-party rated reinsurers, which allowed Blue Capital Re to transact business with counterparties who prefer to enter into contracts with rated reinsurers.

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

Administrative Services Agreement. The Company has entered into an Administrative Services Agreement with the Manager, as amended on November 13, 2014 (the "Administrative Services Agreement"). Pursuant to the terms of the Administrative Services Agreement, the Manager provides Blue Capital with support services, including the services of our CEO, CFO and Secretary, as well as finance and accounting, internal audit, claims management and policy wording, modeling software licenses, office space, information technology, human resources and administrative support.

Amounts Incurred Under Service Agreements with Sompo International

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

During the year ended December 31, 2019, the Company incurred general and administrative expenses of $1.3 million pursuant to the Investment Management Agreement, $0.6 million pursuant to the Administrative Services Agreement and nil pursuant to the Underwriting and Insurance Management Agreement.

During the year ended December 31, 2018, the Company incurred general and administrative expenses of $1.8 million pursuant to the Investment Management Agreement, $0.6 million pursuant to the Administrative Services Agreement and nil pursuant to the Underwriting and Insurance Management Agreement.

As of December 31, 2019 and 2018, the Company owed Sompo International $0.5 million and $1.0 million for the services performed pursuant to the aforementioned agreements, respectively.

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

On October 8, 2018, the Company borrowed $3.0 million under the 2016 Credit Facility. On December 21, 2018, the Company borrowed a further $1.0 million under the 2016 Credit Facility to support general corporate expense obligations for the period. As of December 31, 2018, the Company had $4.0 million outstanding borrowings under the 2016 Credit Facility. With respect to the Company's outstanding borrowings, $3.0 million was repaid on April 8, 2019 and while outstanding, was subject to annual interest rates ranging between 3.91% and 4.15% and $1.0 million was repaid on April 18, 2019, and was subject to annual interest rates ranging between 4.07% and 4.11%

During the years ended December 31, 2019 and 2018, the Company paid interest on its borrowings under the 2016 Credit Facility of less than $0.1 million.

During the years ended December 31, 2019 and 2018, the Company did not incur any facility or structuring fees in connection with the 2016 Credit Facility.

Shareholder and Registration Rights Agreement

Private Placement. Upon the completion of the initial public offering and through the Private Placement, Montpelier Reinsurance Ltd. purchased 2,500,000 Common Shares at a price of $20.00 per share. In connection with the Private Placement, we entered into a shareholder and registration rights agreement, dated November 12, 2013 (the "Shareholder and Registration Rights Agreement"), with Montpelier Re Holdings Ltd., now by operation of law, Sompo International.

Governance. Pursuant to the Shareholder and Registration Rights Agreement, Sompo International has the right to nominate two of our five directors (or, if the Board consists of more than five directors, not less than 40% of the total Board seats at any given time) until the later of the date on which: (i) Sompo International sells any Common Shares; and (ii) Sompo International owns less than 5% of the outstanding Common Shares. Sompo International also has the right to designate one of its nominees as Chairman.

Pursuant to the Shareholder and Registration Rights Agreement, for so long as Sompo International has the right to nominate two directors to the Board; (i) if the size of the Board is five, a quorum of the Board cannot exist unless at least one director nominated by Sompo International is present at a meeting of the Board; and
(ii) if the size of the Board is greater than five, a quorum of the Board cannot exist unless at least two directors nominated by Sompo International are present at a meeting of the Board.

Registration Rights. Pursuant to the Shareholder and Registration Rights Agreement, we have granted Sompo International registration rights with respect to the Common Shares purchased in the Private Placement and any other Common Shares Sompo International may own. These rights include demand registration rights, shelf registration rights and "piggyback" registration rights, as well as customary indemnification. All fees, costs and expenses related to any registrations will be borne by us, other than underwriting discounts and commissions.

Demand Registration Rights. The Shareholder and Registration Rights Agreement grants Sompo International demand registration rights. We are required, upon the written request of Sompo International, to use our reasonable best efforts to effect registration of those Common Shares requested to be registered by Sompo International promptly after receipt of the request. We are not required to effect any such demand registration within 180 days after the effective date of a previous demand registration.

Shelf Registration Rights. The Shareholder and Registration Rights Agreement grants Sompo International shelf registration rights. Sompo International may demand that we file a shelf registration statement with respect to some or all of the Common Shares it holds, and, upon such demand, we are required to use our reasonable best efforts to effect such registration.

Piggyback Registration Rights. The Shareholder and Registration Rights Agreement grants Sompo International piggyback registration rights. If we register any Common Shares, either for our own account or for the account of other security holders, Sompo International is entitled, subject to certain limitations, to include some or all of the Common Shares it holds in the registration.

Corporate Opportunities. Pursuant to the Shareholder and Registration Rights Agreement, Sompo International or any of its affiliates or any of its or their respective directors, officers, employees, partners or agents are permitted to engage in activities or businesses that are competitive with us and will have no duty to refrain from engaging in such activities or businesses. The Shareholder and Registration Rights Agreement also generally releases Sompo International or any of its affiliates or any of its or their respective directors, officers, employees, partners or agents from referring any business opportunity to us.

Preemptive Rights. Pursuant to the Shareholder and Registration Rights Agreement, we have granted Sompo International preemptive rights to participate, at Sompo International’s option, in any offerings of our equity securities. Sompo International’s preemptive rights entitle it to participate in any issuance of equity securities by us based on Sompo International’s pro rata portion of Common Shares that it holds at the time of such issuance.

General. The Shareholder and Registration Rights Agreement provides that, except as required by applicable law, neither we nor the Board shall take any action to cause the amendment of our organizational documents in a manner that is inconsistent with, or adverse to, Sompo International’s governance and related rights under the Shareholder and Registration Rights Agreement. In addition, our Bye-Laws will be read and construed as one with the Shareholder and Registration Rights Agreement, and the provisions of the Shareholder and Registration Rights Agreement are incorporated into such Bye-Laws.

Director Independence
Members of the Audit Committee and the Compensation Committee must meet all applicable independence tests as defined by the NYSE, the SEC and the Company’s Categorical Standards for Director Independence (the Company’s "Independence Standards") as adopted by the Board and attached hereto as Appendix A. This document is also available on our website at (www.bcapre.bm > Corporate Governance > Corporate Governance Documents > Corporate Governance Guidelines and Procedures).

The Board and the Compensation Committee have reviewed the responses of directors and director nominees to a questionnaire asking about their direct and indirect relationships with the Company (including those of their immediate family members) and other potential conflicts of interest, as well as pertinent materials provided by management related to transactions, relationships or arrangements between the Company and the directors or director nominees or parties related thereto.

The Board has concluded that each of Messrs. Cook, Lemieux and Weale is independent in accordance with the director independence standards of the NYSE, the SEC and the Company’s Independence Standards and that none of Messrs. Cook, Lemieux and Weale has a material relationship with the Company that would impair his independence from management or otherwise compromise his ability to act as an independent director. Neither Mr. McGuire nor Mr. Del Col, by virtue of his directorships or management positions with Sompo International or its subsidiaries, is considered to be an independent director. Accordingly, the majority of the Board is comprised of independent directors.

Item 14.        Principal Accountant Fees and Services

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the independent registered public accounting firm during the year. During the year ended December 31, 2019, Ernst & Young Ltd. did not perform any non-audit services on behalf of the Company.

Professional Fees Billed to the Company

The following table presents fees billed for professional services rendered by Ernst & Young Ltd. during 2019 and 2018. The Audit Committee has considered whether the provisions of total services by Ernst & Young Ltd. are compatible with maintaining its independence with respect to the Company.

	Year Ended December 31,
	2019	2018
Audit Fees	327,000	397,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	327,000	397,500
Audit fees for 2019 and 2018 consist of fees paid to Ernst & Young Ltd. for professional services for the audit of the Company’s annual consolidated financial statements, review of quarterly consolidated financial statements and regulatory filings or engagements and in the case of 2018, services that are normally provided by independent auditors in connection with the Sarbanes-Oxley Section 404 attestation.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)                   Documents Filed as Part of the Report

The consolidated financial statements and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements appearing on page 74 of this report. A listing of all exhibits filed as part of the report appears on pages 70 through 72 of this report.

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

3.5	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 9, 2018).

4.1	Form of Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-191586).

4.2	Description of Securities

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

10.8
Form of 2014 Director Restricted Share Unit Award Agreement under the Company’s 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2014). (**)

10.9
Form of 2015-2019 Restricted Share Unit Award Agreement under the 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 30, 2015). (**)

10.10
Credit Facility Agreement, dated May 6, 2016, between Blue Capital Reinsurance Holdings Ltd, and Endurance Investment Holdings Ltd (incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q filed on May 9, 2016).

10.11
First Amendment to Credit Agreement made and entered into as of the 31st day of July, 2018 among Blue Capital Reinsurance Holdings Ltd. and Endurance Investment Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 1, 2018).

10.12
Agreement to Terminate Credit Agreement, dated July 30, 2019, between Blue Capital Reinsurance Holdings Ltd. and Endurance Specialty Insurance Ltd. filed (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 31, 2019).

10.13
Letter dated September 27, 2017 by and among John V. Del Col, Sompo International and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 29, 2017). (**)

10.14
Letter dated September 27, 2017 by and among Michael McGuire, Sompo International and the Company (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on September 29, 2017). (**)

21	Subsidiaries of the Registrant. (*)

24	Power of Attorney (included as part of Signatures page.) (*)

31.1	Certification of Michael McGuire, CEO of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Greg A Garside, CFO of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32	Certifications of Michael McGuire and Greg A Garside, CEO and CFO, respectively, of the Company, pursuant to 18 U.S.C. Section 1350. (*)

101
The following materials from the Company’s Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Net Assets in Liquidation (Liquidation basis) at December 31, 2019; (ii) the Consolidated Balance Sheet at December 31, 2018; (iii) the Consolidated Statement of Changes in Net Assets in Liquidation for the period of August 1, 2019 to December 31, 2019; (iv) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the seven months ended July 31, 2019 and the year ended December 31, 2018 ; (v) the Consolidated Statements of Shareholders’ Equity for the seven months ended July 31, 2019 and the year ended December 31, 2018; (vi) the Consolidated Statements of Cash Flows for the seven months ended July 31, 2019 and the year ended December 31, 2018; and (vii) the Notes to the Consolidated Financial Statements. (*)

** Indicates a management contract or compensatory plan or arrangement

(c)     Financial Statement Schedules

None.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.

Date:	February 28, 2020	By:	/s/ GREG A. GARSIDE
Greg A. Garside
Chief Financial Officer

Power of Attorney

KNOW ALL MEN by these presents, that the undersigned does hereby make, constitute and appoint Michael J. McGuire, Greg A. Garside and Allison D. Kiene and each of them, as true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution, resubstitution and revocation, for and in the name, place and stead of the undersigned, to execute and deliver the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and any and all amendments thereto; such Form 10-K and each such amendment to be in such form and to contain such terms and provisions as said attorney or substitute shall deem necessary or desirable; giving and granting unto said attorney, or to such person or persons as in any case may be appointed pursuant to the power of substitution herein given, full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or, in the opinion of said attorney or substitute, able to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney or such substitute shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 28th day of February, 2020.

Signature	Title

/s/ MICHAEL J. MCGUIRE	Chief Executive Officer and Chairman
Michael J. McGuire	(Principal Executive Officer)

/s/ GREG A. GARSIDE	Chief Financial Officer
Greg A. Garside	(Principal Financial Officer and Principal Accounting Officer)

/s/ D. ANDREW COOK	Director
D. Andrew Cook

/s/ JOHN V. DEL COL	Director
John V. Del Col

/s/ ERIC LEMIEUX	Director
Eric Lemieux

/s/ JOHN R. WEALE	Director
John R. Weale

Index to Consolidated Financial Statements and Financial Statement Schedules

Form
10-K
page(s)

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm		F-1

Consolidated Statement of Net Assets in Liquidation (Liquidation Basis) as of December 31, 2019		F-2

Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2018		F-3

Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation Basis) for the period August 1, 2019 to December 31, 2019		F-4

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Going Concern Basis) for the Seven Months Ended July 31, 2019 and the Year Ended December 31, 2018		F-5

Consolidated Statements of Shareholders’ Equity (Going Concern Basis) for the Seven Months Ended July 31, 2019 and the Year Ended December 31, 2018		F-6

Consolidated Statements of Cash Flows (Going Concern Basis) for the Seven Months Ended July 31, 2019 and the Year Ended December 31, 2018		F-7

Notes to Consolidated Financial Statements		F-8

Other Financial Information:

Management’s Responsibility For Financial Statements		F-23

Financial Statement Schedules:

I.	Summary of Investments - Other than Investments in Related Parties	*

II.	Condensed Financial Information of the Registrant	*

III.	Supplementary Insurance Information	*

IV.	Reinsurance	*

V.	Valuation and Qualifying Accounts	*

VI.	Supplemental Information Concerning Property and Casualty Insurance Operations	*

*                 Not required to be filed in accordance with Rule 7-05 of Regulation S-X.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Blue Capital Reinsurance Holdings Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blue Capital Reinsurance Holdings Ltd. (the Company) as of December 31, 2018, the related consolidated statements of income (loss) and comprehensive income (loss), shareholders’ equity and cash flows for the period from January 1, 2019 to July 31, 2019, the consolidated statement of net assets in liquidation as of December 31, 2019, the related consolidated statement of changes in net assets in liquidation for the period from August 1, 2019 to December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, the results of its operations and its cash flows for the year then ended and for the period from January 1, 2019 to July 31, 2019, its net assets in liquidation as of December 31, 2019, and the changes in its net assets in liquidation for the period from August 1, 2019 to December 31, 2019, in conformity with U.S. generally accepted accounting principles applied on the basis described below.

As described in Note 1 to the financial statements, the Board of Directors of the Company approved a plan of liquidation on July 24, 2019, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to July 31, 2019 from the going concern basis to a liquidation basis.

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

Hamilton, Bermuda
February 28, 2020

 BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(Liquidation Basis)

December 31,
(In millions of U.S. dollars)	2019
Assets
Cash and cash equivalents	$0.6
Reinsurance premiums receivable	11.3
Funds held by ceding companies	93.2
Other assets	3.0
Total Assets	$108.1
Liabilities
Loss and loss adjustment expense reserves	$34.5
Reinsurance balances payable	3.4
Other liabilities (See Note 9)	0.8
Liability for estimated costs in excess of estimated receipts during liquidation (See Note 2)	2.1
Total Liabilities	40.8
Net Assets in Liquidation	$67.3

See Notes to Consolidated Financial Statements, including Note 9, which describes certain related party transactions and Note 2 which describes the impact of the liquidation basis of accounting on net assets.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEET
(Going Concern Basis)

December 31,
(In millions of U.S. dollars, except share and per share amounts)	2018
Assets
Cash and cash equivalents	$2.2
Reinsurance premiums receivable	8.9
Deferred reinsurance acquisition costs	0.1
Funds held by ceding companies	150.4
Other assets	1.7
Total Assets	$163.3
Liabilities
Loss and loss adjustment expense reserves	$49.9
Unearned reinsurance premiums	0.8
Debt	4.0
Reinsurance balances payable	16.4
Other liabilities (See Note 9)	1.5
Total Liabilities	72.6
Shareholders’ Equity
Common Shares at $1.00 par value per share - 100,000,000 shares authorized; 8,767,165 shares issued and outstanding	8.8
Additional paid-in capital	157.8
Retained deficit	(75.9)
Total Shareholders’ Equity	90.7
Total Liabilities and Shareholders’ Equity	$163.3

See Notes to Consolidated Financial Statements, including Note 9, which describes certain related party transactions.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(Liquidation Basis)

Period from August 1, 2019 to December 31, 2019
(In millions of U.S. dollars)

Net Assets in Liquidation at beginning of period	$88.8
Changes in net assets in liquidation:
Changes in liquidation value of reinsurance premiums receivable	0.2
Changes in liquidation value of loss and loss adjustment expense reserves	(2.0)
Remeasurement of assets and liabilities	(1.4)
Liquidating distributions to shareholders	(18.3)
Net Assets in Liquidation at end of period	$67.3

See Notes to Consolidated Financial Statements, including Note 2, which describes the impact of the liquidation basis of accounting on net assets.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Going Concern Basis)

	Period from January 1, 2019 to July 31, 2019	Year Ended December 31, 2018
(In millions of U.S. dollars, except per share amounts)
Revenues
Reinsurance premiums written	$11.1	$33.2
Change in net unearned reinsurance premiums	0.8	0.2
Net reinsurance premiums earned	11.9	33.4
Net investment income	1.8	2.0
Total revenues	13.7	35.4
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	5.7	50.5
Reinsurance acquisition costs	3.9	9.0
General and administrative expenses	2.4	4.5
Total expenses	12.0	64.0
Net income (loss) and comprehensive income (loss)	$1.7	$(28.6)
Per share data:
Basic and diluted income (loss) per Common Share	$0.20	$(3.27)
Dividends declared per Common Share and RSU	$0.30	$0.90

See Notes to Consolidated Financial Statements, including Note 9, which describes certain related party transactions and Note 1, which describes the transition to the liquidation basis of accounting.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Going Concern Basis)

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained deficit
(In millions of U.S. dollars)
Balance at January 1, 2019	$90.7	$8.8	$157.8	$(75.9)
Net income	1.8	—	—	1.8
Dividends declared - Common Shares and RSUs	(1.3)	—	(1.3)	—
Balance at March 31, 2019	$91.2	$8.8	$156.5	$(74.1)
Net income	1.0	—	—	1.0
Dividends declared - Common Shares and RSUs	(1.3)	—	(1.3)	—
Balance at June 30, 2019	$90.9	$8.8	$155.2	$(73.1)
Net loss	(1.1)	—	—	(1.1)
Dividends declared - Common Shares and RSUs	—	—	—	—
Balance at July 31, 2019	$89.8	$8.8	$155.2	$(74.2)

	Total shareholders' equity	Common Shares, at par value	Additional paid-in capital	Retained deficit
(In millions of U.S. dollars)
Balance at January 1, 2018	$127.1	$8.8	$165.6	$(47.3)
Net income	0.5	—	—	0.5
Dividends declared - Common Shares and RSUs	(2.6)	—	(2.6)	—
Balance at March 31, 2018	$125.0	$8.8	$163.0	$(46.8)
Net income	2.5	—	—	2.5
Dividends declared - Common Shares and RSUs	(2.7)	—	(2.7)	—
Balance at June 30, 2018	$124.8	$8.8	$160.3	$(44.3)
Net loss	(6.7)	—	—	(6.7)
Dividends declared - Common Shares and RSUs	(2.6)	—	(2.6)	—
Balance at September 30, 2018	$115.5	$8.8	$157.7	$(51.0)
Net loss	(24.9)	—	—	(24.9)
Expense recognized for RSUs	0.1	—	0.1	—
Dividends declared - Common Shares and RSUs	—	—	—	—
Balance at December 31, 2018	$90.7	$8.8	$157.8	$(75.9)

See Notes to Consolidated Financial Statements, including Note 9, which describes certain related party transactions and Note 1, which describes the transition to the liquidation basis of accounting.

BLUE CAPITAL REINSURANCE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)

	Seven Months Ended	Year Ended
(In millions of U.S. dollars)	July 31, 2019	December 31, 2018
Cash flows provided by operations:
Net income (loss)	$1.7	$(28.6)
Charges to reconcile net income (loss) to net cash provided by operations:
Expense recognized for RSUs	—	0.1
Net change in:
Loss and loss adjustment expense reserves	(20.9)	6.5
Unearned reinsurance premiums	(0.8)	(0.2)
Reinsurance balances payable	(4.2)	6.3
Deferred reinsurance acquisition costs	0.1	—
Reinsurance premiums receivable	3.6	2.2
Funds held by ceding companies	28.3	14.4
Other liabilities	(0.4)	0.9
Other assets	(1.7)	(1.5)
Net cash and cash equivalents provided by operations	5.7	0.1
Net cash and cash equivalents used in investing activities	—	—
Cash flows used in financing activities:
Dividends paid - Common Shares and RSUs	(2.6)	(7.9)
Borrowings under the Credit Facility	—	4.0
Repayment of borrowings under the Credit Facility	(4.0)	—
Net cash and cash equivalents used in financing activities	(6.6)	(3.9)
Net decrease in cash and cash equivalents during the period	(0.9)	(3.8)
Cash and cash equivalents - beginning of period	2.2	6.0
Cash and cash equivalents - end of period	$1.3	$2.2

See Notes to Consolidated Financial Statements, including Note 9, which describes certain related party transactions and Note 1, which describes the transition to the liquidation basis of accounting.

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

On July 24, 2019, after considering strategic alternatives, the Board of Directors approved a plan to cease active operations and pursue an orderly run-off of the Company's liabilities and in-force portfolio and return capital to shareholders.  As and when capital becomes available after settlement of existing liabilities and expenses and receipt of any necessary regulatory approvals, the Company expects to declare special distributions to shareholders. The Company intends to delist its common shares from the New York Stock Exchange and the Bermuda Stock Exchange prior to March 31, 2020. Following delisting, the Company intends to file a Form 15 with the U.S. Securities and Exchange Commission to terminate the registration of its shares and suspend its reporting obligations under the Securities Exchange Act of 1934, as amended. The Company will remain exposed to the performance of its underlying reinsurance treaties and the future release of collateral held in trust under the terms of underlying expired reinsurance treaties during the run-off of its business.  Accordingly, the value and timing of any special distributions to be received by shareholders is inherently difficult to predict. The Company expects that it will complete the liquidation of its net assets and return of capital to shareholders by the end of 2021.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation. As a result of the decision to pursue an orderly run-off and return capital to shareholders, the Company’s basis of accounting transitioned from the going concern basis of accounting ("Going Concern Basis") to the liquidation basis of accounting in accordance with GAAP ("Liquidation Basis"), effective July 31, 2019. Under the Liquidation Basis, all assets are stated at their estimated liquidation value and liabilities, including estimated costs associated with implementing the run-off and liquidation of the Company, are stated at their estimated settlement amounts over the remaining estimated liquidation period. The liquidation value of the Company's other assets and liabilities includes management's estimate of investment income to be generated from the expected collateral balances supporting our insurance liabilities over the estimated period of run-off and estimates for corporate expenses and management and administrative fees over the period. The estimated liquidation values for assets derived from future revenue streams and liabilities yet to be incurred are reflected on the Statement of Net Assets in Liquidation as the Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation. The actual amounts realized for assets and settlement of liabilities and the actual costs of liquidation may differ materially from the estimated amounts.

All financial results and disclosures to July 31, 2019, prior to adopting the Liquidation Basis, are presented on a Going Concern Basis, which presents assets and liabilities in the normal course of business. As a result, the Balance Sheet as of
December 31, 2018, the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), Consolidated Statements of Changes in Shareholders' Equity and the Consolidated Statements of Cash Flows for the period January 1, 2019 through July 31, 2019 are presented on a Going Concern Basis.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues earned and expenses incurred during the period. Actual results could differ materially from those estimates. The significant estimates reflected in the Company’s consolidated financial statements include, but are not limited to, loss and loss adjustment expense ("LAE") reserves, written and earned reinsurance premiums, future investment income to be received and corporate expenses, administrative fees and management fees relating to services to be provided over the liquidation period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 1.          Summary of Significant Accounting Policies, cont'd

The Company’s Common Shares trade on the New York Stock Exchange under the symbol "BCRH" and on the Bermuda Stock Exchange under the symbol "BCRH.BH."

At December 31, 2019, Sompo International together with its wholly owned subsidiary, Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), owned 33.2% of the Company's outstanding Common Shares. Sompo Holdings, Inc. is the ultimate beneficial owner of 33.2% of the Company's outstanding Common Shares through its ownership of Sompo International.

Prior to ceasing active operations, the Company operated as a single business segment through its wholly-owned subsidiaries: (i) Blue Capital Re Ltd. ("Blue Capital Re"), a Bermuda Class 3A insurer, which provided collateralized reinsurance; and (ii) Blue Capital Re ILS Ltd. ("Blue Capital Re ILS"), a Bermuda exempted limited liability company, which conducted hedging and other investment activities, including entering into industry loss warranties and related instruments, in support of Blue Capital Re’s operations.

The Company’s business strategy was to build and maintain a diversified portfolio of reinsurance risks that was intended to generate underwriting profits, which it intended principally to distribute to its shareholders through the payment of dividends, with returns commensurate with the amount of risk assumed. The Company sought to provide its shareholders with the opportunity to own an alternative asset class whose returns are believed to have historically been largely uncorrelated to those of other asset classes, such as global equities and bonds.

Through each of the following roles and relationships, Blue Capital leverages Sompo International’s reinsurance underwriting expertise and infrastructure to conduct its business: (i) Blue Capital Management Ltd. (the "Manager"), a wholly-owned subsidiary of Sompo International, manages Blue Capital Re’s and Blue Capital Re ILS’ reinsurance underwriting decisions; (ii) Blue Water Re Ltd., Sompo International’s wholly-owned special purpose insurance and reinsurance vehicle, has been a significant source of reinsurance business for Blue Capital Re; and (iii) certain employees of Sompo International also serve as the Company’s Chief Executive Officer (the "CEO"), the Company’s Chief Financial Officer (the "CFO"), and as two of the Company’s five directors, including the role of Chairman of the Board.

The Company qualifies as a "smaller reporting company" as defined in Rule 405 of the Securities Act of 1933; Item 10(f) of Regulation S-K; and Rule 12b-2 under the Securities Exchange Act of 1934. As a result, the Company is allowed to provide scaled disclosures under Regulations S-K and Regulation S-X.

Cash and Cash Equivalents

Blue Capital’s cash and cash equivalents of $0.6 million and $2.2 million at December 31, 2019 and 2018, respectively, consist of cash and fixed income investments with maturities of less than three months, as measured from the date of purchase. For all periods presented, the amortized cost of each of Blue Capital’s cash equivalents approximated their fair value.

Amounts Held in Trust for the Benefit of Ceding Companies

Blue Capital Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in various trust funds established for the benefit of ceding companies.

As of December 31, 2019 and 2018, Blue Capital had pledged none of its cash and cash equivalents to trust accounts established for the benefit of third parties.

As of December 31, 2019 and 2018, Blue Capital had transferred $93.2 million and $150.4 million of its cash and cash equivalents to a trust account established by Blue Water Re for its benefit pursuant to the BW Retrocessional Agreement (see below). These amounts are presented on the Company’s Consolidated Statement of Net Assets in Liquidation and Consolidated Balance Sheet as "funds held by ceding companies."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 1.          Summary of Significant Accounting Policies, cont'd

Reinsurance Premiums and Acquisition Costs

Prior to ceasing active operations, Blue Capital Re wrote reinsurance contracts on both an excess-of-loss and a pro-rata basis. For excess-of-loss contracts, written premiums were typically based on the deposit or minimum premium specified in the reinsurance contract. For pro-rata contracts, written premiums were recognized based on estimates of ultimate premiums provided by either the ceding companies or the Manager.

All of Blue Capital Re’s reinsurance contracts were typically written on a losses-occurring basis, which means that all loss events occurring during the period of the contract were covered, regardless of the inception dates of the underlying policies. Any loss events occurring after the expiration of a losses-occurring contract were not covered.

For reinsurance contracts which incorporated minimum premium amounts, Blue Capital Re typically wrote the entire ultimate premium at inception, and earned the associated premium after the premium was written over the term of the contract. For reinsurance contracts which did not incorporate minimum premium amounts, Blue Capital Re typically wrote the premium over the term of the contract, and earned the associated premium in the same periods that the premium was written.

Subsequent adjustments of written premium, based on reports of actual premium by the ceding companies, or revisions in estimates of ultimate premium, are recorded in the period in which they are determined. Such adjustments are generally determined after the associated risk periods have expired, in which case the premium adjustments are fully earned when written.

Unearned reinsurance premiums represent the portion of premiums written that were applicable to future reinsurance coverage provided by in-force contracts.

Reinsurance premiums receivable are recorded at amounts due less any provision for doubtful accounts. As of December 31, 2019 and 2018, Blue Capital Re did not require a provision for doubtful accounts.

When a reinsurance contract provides for a reinstatement of coverage following a covered loss, the associated reinstatement premiums were recorded as both written and earned when Blue Capital Re determined that such a loss event had occurred.

Deferred reinsurance acquisition costs were comprised of commissions, brokerage costs, premium taxes and excise taxes, each of which related directly to the writing of reinsurance contracts. Deferred reinsurance acquisition costs have been amortized over the underlying risk period of the related contracts. However, if the sum of a contract’s expected losses and LAE and deferred reinsurance acquisition costs exceeded related unearned premiums and any projected investment income, a premium deficiency would have been determined to exist. In this event, deferred reinsurance acquisition costs would have been immediately expensed to the extent necessary to eliminate the premium deficiency. If the premium deficiency would have exceeded deferred reinsurance acquisition costs, a liability would have been accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the periods presented.

Profit commissions incurred were included in reinsurance acquisition costs within the Company’s Consolidated Statement of Income (Loss) and Comprehensive Income (Loss). Accrued profit commissions payable are included in reinsurance balances payable within the Company’s Consolidated Statement of Net Assets in Liquidation and Consolidated Balance Sheet.

Reinsurance Balances Payable

Reinsurance balances payable consist of: (i) losses and LAE that have been approved for payment; and (ii) profit commissions payable.

As of December 31, 2019 and 2018, Blue Capital Re had reinsurance balances payable of $3.4 million and $16.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 1.          Summary of Significant Accounting Policies, cont'd

Ceded Reinsurance

In the normal course of business, Blue Capital Re elected to participate in inuring reinsurance or retrocessional protection made available by its ceding companies. The amount of reinsurance that Blue Capital Re participated in varied from year to year depending on its risk appetite, as well as the availability and cost of the reinsurance coverage. Ceded reinsurance premiums were accounted for on a basis consistent with those used in accounting for the underlying reinsurance premiums assumed and have been reported as a reduction of net reinsurance premiums written and earned.

Under Blue Capital Re’s reinsurance security policy, its reinsurers were typically required to be rated "A-" (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy was written. Blue Capital Re has also considered reinsurers that are not rated or do not fall within this threshold on a case-by-case basis if collateralized up to policy limits, net of any premiums owed.

As of December 31, 2019, Blue Capital Re has never purchased any reinsurance directly. For all periods presented, all of the ceded reinsurance protection underlying Blue Capital Re's results was originated pursuant to the BW Retrocessional Agreement.

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

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the period from August 1 to December 31, 2019 is as follows:

($ in millions)	August 1, 2019	Change in Realizable Net Assets (1)	Remeasurement of Assets and Liabilities	December 31, 2019
Assets:
Estimated net inflows from reinsurance premiums receivable	$6.0	$(4.8)	$(1.2)	$—
Estimated net inflows from net investment income	1.7	(0.9)	—	0.8
Liabilities:
Loss and loss adjustment expense reserves	(4.6)	4.6	—	—
Other liabilities for general and administrative expenses	(4.0)	1.3	(0.2)	(2.9)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(0.9)	$0.2	$(1.4)	$(2.1)
(1)     Represents changes in cash and cash equivalents, reinsurance premiums receivable, loss and loss adjustments reserves, other assets and other liabilities.

NOTE 3.          Loss and LAE Reserve Movements

The following table summarizes Blue Capital Re’s loss and LAE reserve movements for the seven months ended July 31, 2019 and the year ended December 31, 2018:

	Seven Months Ended July 31, 2019	Year Ended December 31, 2018
($ in millions)
Gross and net unpaid loss and LAE reserves - beginning	$49.9	$43.4
Losses and LAE incurred:
Current year losses	2.3	31.5
Prior year losses	3.4	19.0
Total incurred losses and LAE	5.7	50.5
Losses and LAE paid and approved for payment:
Current year losses	0.1	13.6
Prior year losses	26.5	30.4
Total losses and LAE paid and approved for payment	26.6	44.0
Gross and net unpaid loss and LAE reserves - ending	$29.0	$49.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 3.          Loss and LAE Reserve Movements, cont'd

Subsequent to the adoption of the liquidation basis of accounting, in the five month period ended December 31, 2019 the Company's Net Assets in Liquidation reflected estimates for incurred losses and loss adjustment expense reserves of $4.6 million from current year losses and $2.0 million from additional prior year losses. In addition, $0.2 million in current year losses and $8.5 million in prior year losses were paid and approved for payment in the five month period.

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

The uncertainties inherent in the reserving process and potential delays by cedants and brokers in the reporting of loss information, together with the potential for unforeseen adverse developments, may result in loss and LAE reserves ultimately being significantly greater or less than the reserve provided at the end of any given reporting period. The degree of uncertainty is further increased when a significant loss event takes place near the end of a reporting period. Estimated ultimate losses for Typhoons Hagibis and Faxai which occurred in the latter half of 2019 are subject to particularly high uncertainty, as the large magnitude and recent occurrence of these events make damages particularly difficult to assess. In addition, there is a great deal of uncertainty regarding the extent to which judicial and regulatory rulings will cause uncovered perils, such as flood, to be covered by the ceding companies, which further increases the uncertainty around the ultimate loss estimates. Loss and LAE reserve estimates are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

Blue Capital Re’s reserving process is highly dependent on loss information received from its cedants and the Manager.

During the seven months ended July 31, 2019, Blue Capital Re’s estimated ultimate loss for prior period accident years was increased by $3.4 million due to the emergence of claims exceeding previous estimates of losses and LAE related to 2018 catastrophe events, primarily Typhoon Jebi. During the five months ended December 31, 2019, Blue Capital Re’s estimated ultimate loss for prior period accident years was increased by $2.0 million due to the emergence of claims exceeding previous estimates of losses and LAE related to 2017 catastrophe events Hurricane Irma, and to a lesser extent Hurricane Maria, as well as deterioration in losses incurred related to Typhoon Jebi, partially offset by favorable development related to the 2018 California Wildfires. During the year ended December 31, 2018, Blue Capital Re’s estimated ultimate loss for prior period accident years was increased by $19.0 million due to the emergence of claims exceeding previous estimates of losses and LAE related to 2017 catastrophe events, primarily Hurricane Irma.

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

NOTE 3.          Loss and LAE Reserve Movements, cont'd

Claims Development Tables

The following tables show the development of the reserve for losses and LAE by accident year at July 31, 2019. Information presented for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is required supplementary information and is unaudited.

	Cumulative incurred losses and allocated LAE
	For the years ended December 31,					For the seven months ended July 31,
Accident year	2014	2015	2016	2017	2018	2019
2014	$17.1	$16.5	$16.5	$16.0	$15.9	$16.0
2015	—	3.2	3.2	2.9	2.9	2.9
2016	—	—	13.7	15.6	14.5	14.4
2017	—	—	—	77.9	98.1	96.8
2018	—	—	—	—	31.5	36.2
2019	—	—	—	—	—	2.3
Total						$168.6
	Cumulative paid losses and allocated LAE
	For the years ended December 31,					For the seven months ended July 31,
Accident year	2014	2015	2016	2017	2018	2019
2014	$9.2	$14.5	$15.5	$15.7	$15.8	$15.9
2015	—	1.2	2.1	2.7	2.8	2.8
2016	—	—	4.7	10.2	12.1	12.5
2017	—	—	—	40.4	68.7	76.7
2018	—	—	—	—	13.6	31.6
2019	—	—	—	—	—	0.1
Total						$139.6
Total loss and LAE reserves at July 31, 2019						$29.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 3.          Loss and LAE Reserve Movements, cont'd

IBNR Reserves and Claims Frequency

The following table shows Blue Capital Re's incurred losses and LAE, IBNR reserves and cumulative number of reported claims by accident year as of July 31, 2019. A claim is defined as a reported loss from a cedant on an excess-of-loss reinsurance contract arising from a loss event for which the Company records a paid loss or case reserve. The claim frequency data excludes reported claim activity from pro-rata reinsurance contracts where losses are reported to the Company through periodic accounts and it is therefore impracticable to determine the frequency of reported claims.

As of July 31, 2019
Accident Year	Incurred losses and allocated loss adjustment expenses	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
	(U.S dollars in millions)
2014	$16.0	$0.1	6
2015	2.9	0.1	4
2016	14.4	0.9	11
2017	96.8	3.7	58
2018	36.2	3.3	7
2019	2.3	1.7	—

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
For the seven months ended July 31, 2019, as part of the Company's periodic review of key inputs and parameters it uses to establish its reserve for losses and LAE and in order to recognize accumulated historical experience and other relevant industry information, the Company made minor adjustments to the loss reporting patterns used. For the seven months ended July 31, 2019, the Company did not materially alter initial expected loss ratios for the relevant reinsurance reserve categories. There have been no other significant changes to methodologies and assumptions.

Claims Duration

The following table shows the historical average annual percentage payout of incurred claims for Blue Capital Re, by age as of July 31, 2019. This information is presented as required supplemental information and is unaudited.

Average annual percentage payout of incurred claims by age
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6
38.6%	36.7%	10.9%	2.9%	0.8%	0.2%

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

For purposes of determining basic and diluted earnings per Common Share, a portion of net income is allocated to outstanding RSUs, which served to reduce the Company’s earnings per Common Share numerators. Net losses were not allocated to outstanding RSUs and, therefore, did not impact the Company’s loss per Common Share numerators.

The following table outlines the Company’s computation of its basic and diluted loss per Common Share for the seven month period ended July 31, 2019 and the year ended December 31, 2018:

($ in millions)	Seven Months Ended July 31, 2019	Year Ended December 31, 2018
Net income (loss)	$1.7	$(28.6)
Less: net earnings (loss) allocated to participating securities (1)	—	—
Net loss per Common Share numerator	$1.7	$(28.6)
Average Common Shares outstanding (in thousands of shares)	8,769	8,764
Basic and diluted loss per Common Share	$0.20	$(3.27)

(1)   For the current period, the net earnings allocated to participating securities totaled less that $0.1 million. For the prior period, there were no earnings allocated to participating securities since the Company incurred a net loss.

Common Shares

The Company’s share capital consists of Common Shares with a $1.00 par value per share. Holders of Common Shares are entitled to one vote for each share held. As of December 31, 2019 and 2018, the Company had 8,774,782 and 8,767,165 Common Shares outstanding, respectively.

During 2019 and 2018, the Company issued a total of 7,617 and 5,936 Common Shares, respectively, in satisfaction of vested restricted share unit ("RSU") obligations. See Note 6.

Dividends and Distributions to Holders of Common Shares and RSUs

The Company declared and paid quarterly cash dividends of $0.15 per Common Share and RSU during each of the first two quarters of the year ended December 31, 2019. As part of its plan to run-off and return capital to its shareholders, the Company declared and paid a special distribution of $1.51 per Common Share and RSU in the third quarter and $0.57 per Common Share and RSU in the fourth quarter of the year ended December 31, 2019. The Company declared and paid quarterly cash dividends of $0.30 per Common Share and RSU during each of the first three quarters of the year ended December 31, 2018. The total amount of such dividends and special distributions declared and paid during 2019 and 2018 was $20.9 million and $7.9 million, respectively. Dividends declared in 2019 and 2018 are recorded as a deduction to additional paid-in capital within total shareholders' equity due to the Company maintaining a retained deficit throughout the period.

 There are restrictions on the payment of dividends and distributions by the Company, Blue Capital Re and Blue Capital Re ILS.  See Note 8. Any future determination to pay dividends to holders of Common Shares and RSUs will be at the discretion of the Board and will be dependent upon many factors, including the Company’s financial condition, liquidity, run-off performance (including our ability to generate cash flow in excess of our expenses), capital requirements, general business conditions, and legal, regulatory and contractual restrictions.

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

On October 8, 2018, the Company borrowed $3.0 million under the 2016 Credit Facility. On December 21, 2018, the Company borrowed a further $1.0 million under the 2016 Credit Facility to support general corporate expense obligations for the period. As of December 31, 2018, the Company had 4.0 million outstanding borrowings under the 2016 Credit Facility. With respect to the Company's outstanding borrowings, $3.0 million was repaid on April 8, 2019 and while outstanding, was subject to annual interest rates ranging between 3.91% and 4.15% and $1.0 million was repaid on April 18, 2019, and was subject to annual interest rates ranging between 4.07% and 4.11%.

During the seven months ended July 31, 2019 and the year ended December 31, 2018, the Company paid interest on its borrowings under the Credit Facilities of less than $0.1 million.

During the seven months ended July 31, 2019 and the year ended December 31, 2018, the Company did not incur any facility or structuring fees in connection with the 2016 Credit Facility.

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

At the discretion of the Board’s Compensation Committee, incentive awards, the value of which are based on Common Shares, may be made to the Company’s directors, future employees and consultants pursuant to the 2013 LTIP. For all periods presented, the Company’s outstanding share-based incentive awards consisted solely of RSUs.

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

NOTE 6.   Share-Based Compensation, cont'd

During the seven months ended July 31, 2019 and year ended December 31, 2018, the Company awarded a total of 17,995 and 10,640 RSUs to its directors, respectively. The RSUs earn ratably each year based on continued service as a director over a three-year vesting period. The grant date fair value of the RSUs was $0.1 million (2018: $0.1 million). In determining the grant date fair value associated with the RSUs, the Company assumed a forfeiture rate of zero. The forfeiture assumption associated with the RSUs may be adjusted, if necessary, based on future experience.

During the seven months ended July 31, 2019, 7,617 (2018 - 5,936) of the RSUs vested. The fair value of the vesting RSUs was $0.1 million (2018 - $0.1 million). See Note 4.

During the seven months ended July 31, 2019 and the year ended December 31, 2018 no RSUs were forfeited.

During the seven months ended July 31, 2019 and the year ended December 31, 2018, the Company recognized less than $0.1 million and $0.1 million of RSU expense, respectively. At July 31, 2019, compensation costs not yet recognized related to unvested RSUs was $0.2 million.

As of December 31, 2019 and 2018, there were 27,270 and 16,892 RSUs outstanding under the 2013 LTIP, respectively.

As the Company executes its plan of run-off, consistent with the terms of the 2013 LTIP, management expects all RSUs in issue to vest in the future, either naturally in the course of the standard vesting period or upon any of the holders' services as a director being terminated as part of the plan of run-off. The future vesting of the RSUs does not impact the valuation of the Company's net assets in liquidation.

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

NOTE 8.   Regulation and Capital Requirements

Blue Capital Re is registered under the Insurance Act 1978 of Bermuda and related regulations, as amended (the "Insurance Act"), as a Class 3A insurer. Class 3A insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements. As a result of the approvals received from the Bermuda Monetary Authority (the "BMA") and the terms of Blue Capital Re’s business plan, Blue Capital Re’s reinsurance contracts must be fully-collateralized. Furthermore, pursuant to the Company's cessation of operations and plan of run-off, on October 25, 2019, the BMA amended the license of Blue Capital Re to restrict it from entering into any contracts of insurance or reinsurance without obtaining the prior written approval of the BMA.

The Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by a Class 3A insurer and provides that the value of the assets of an insurer must exceed the value of its liabilities by an amount greater than its prescribed minimum solvency margin. In light of the Company's decision to enter run-off and return capital to its shareholders, on October 25, 2019, the BMA amended the license of Blue Capital Re to require Blue Capital Re to obtain the written approval of the BMA prior to the declaration and/or payment of any dividends and/or the making of any capital contributions to Blue Capital Re’s parent, shareholders or affiliates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 8.   Regulation and Capital Requirements, cont'd

Accordingly, Blue Capital Re will be obligated to seek the BMA’s advance approval in order to provide the Company with the funds required for each distribution to the Company’s shareholders in connection with the run-off of the Company. To the extent Blue Capital Re is unable to obtain the BMA’s approval, distributions to the Company's shareholders may be prevented or delayed until such time as Blue Capital Re receives the BMA’s approval.

Blue Capital Re’s minimum solvency margin has been set by the BMA to be $1.0 million at all times, so long as, notwithstanding the amendments to Blue Capital's license described above: (i) Blue Capital Re only enters into contracts of reinsurance that are fully collateralized; and (ii) each transaction represents no material deviation from the original business plan filed with BMA at the time of Blue Capital Re’s registration.

The Insurance Act further provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities. Blue Capital Re exceeded its minimum liquidity requirements at December 31, 2019 and 2018 by $81.1 million and $112.0 million, respectively.

Blue Capital Re’s 2019 statutory net income was $3.7 million and 2018 statutory net loss was $25.0 million. Blue Capital Re's statutory capital and surplus at December 31, 2019 and 2018 was $69.5 million and $92.6 million, respectively.

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

As of December 31, 2019, Sompo International owned 33.2% of the Company’s outstanding Common Shares.

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

NOTE 9.   Related Party Transactions, cont'd

Pursuant to the BW Retrocessional Agreement, Blue Capital Re was able to participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Sompo International or other third-party reinsurers, which provided it with the opportunity to participate in a diversified portfolio of risks on a proportional basis; (ii) fronting agreements between Blue Water Re and Endurance or other well capitalized third-party rated reinsurers, which allowed Blue Capital Re to transact business with counterparties who prefer to enter into contracts with rated reinsurers; and (iii) ceded reinsurance or retrocessional protection.

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

Fees Incurred Pursuant to the Aforementioned Agreements

 During the seven months ended July 31, 2019, the Company incurred general and administrative expenses of $0.8 million pursuant to the Investment Management Agreement, $0.3 million pursuant to the Administrative Services Agreement and nil pursuant to the Underwriting and Insurance Management Agreement.

During the year ended December 31, 2018, the Company incurred general and administrative expenses of $1.8 million pursuant to the Investment Management Agreement, $0.6 million pursuant to the Administrative Services Agreement and nil pursuant to the Underwriting and Insurance Management Agreement.

The Company continued to incur fees under the aforementioned agreements following its decision to pursue an orderly run-off and such fees are included in its estimates for corporate expenses over the period of run-off.

As of December 31, 2019 and 2018, the Company owed Sompo International $0.5 million and $1.0 million for the services performed pursuant to the aforementioned agreements, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 10.  Commitments and Contingent Liabilities

Commitments

As of December 31, 2019 and 2018, Blue Capital had no commitments for operating leases or capital expenditures and does not expect any material expenditures of this type during the foreseeable future.

The Company and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement other than at three year intervals, whether or not the Manager’s performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the Manager), the Company must pay a one-time termination fee to the Manager equal to 5% of its GAAP shareholders’ equity (approximately $3.4 million as of December 31, 2019). The Company's plan to cease active operations and pursue an orderly run-off does not trigger a termination fee.

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

On February 25, 2019, the parties involved in the disputes described above reached an agreement to resolve all matters and withdraw the pending claims.  The impact of the settlement was considered in the determination of recording the Company's best estimate of loss and LAE reserves as of December 31, 2018.

In addition to the disputes described above, Blue Capital Re, as a reinsurer, is subject to litigation and arbitration proceedings in the normal course of its business.  Such proceedings often involve reinsurance contract disputes which are typical for the reinsurance industry.  Blue Capital Re's estimates of possible losses incurred in connection with such legal proceedings are provided for as "loss and loss adjustment expenses" on its Consolidated Statements of Loss and Comprehensive Loss and are included within "loss and loss adjustment expense reserves" on its consolidated Statement of Net Assets in Liquidation and Consolidated Balance Sheet. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies.

Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our run-off performance, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in millions of United States Dollars,
except per share amounts or as otherwise noted)

NOTE 10.  Commitments and Contingent Liabilities, cont'd

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

NOTE 11. Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments. For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.

These estimates are not necessarily indicative of amounts that could be realized in a current market exchange, as applicable. Blue Capital carries its assets and liabilities that constitute financial instruments at fair value with the exception of its debt.

At December 31, 2019, Blue Capital had no financial instruments on its Consolidated Statement of Net Assets . At December 31, 2018, Blue Capital had no financial instruments on its Consolidated Balance Sheet, with the exception of the $4.0 million in outstanding borrowings under the 2016 Credit Facility, which are not carried at fair value. See Note 5.

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